Form 10-K
period 1996-12-31
ADVANTA CREDIT CARD MASTER TRUST II
filed 1997-03-31
CIK 924992

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

         Commission File No. 33-05433

                            Advanta National Bank USA
              (with respect to ADVANTA Master Credit Card Trust II)
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

    United States of America                            5l-0009000
----------------------------------            --------------------------------
  (State or other Jurisdiction                   (I.R.S. Identification No.)
       of incorporation)

Brandywine Corporate Center, 650 Naamans Road, Claymont, DE           19703
-----------------------------------------------------------           -----
       (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code (302) 791-4400.

Securities registered pursuant to Section l2(b) of the Act:

                                                     Name of each exchange on
         Title of each class                             which registered

              None                                            N/A

Securities registered pursuant to Section l2(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing (See definition of affiliate in Rule 405): None

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

                      Documents Incorporated By Reference:

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 425(b) or
(e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

Document                                    Form 10-K Reference
--------                                    -------------------

Current Reports on Form 8-K                 Part I, Item 2
filed between February 15, 1996
and January 15, 1997

                                TABLE OF CONTENTS



                                                                          Page

PART I

      Item l.  Business....................................................1

      Item 2.  Properties..................................................1

      Item 3.  Legal Proceedings...........................................5

      Item 4.  Submission of Matters to a Vote of
                 Security Holders..........................................5

PART II

      Item 5.  Market for the Registrant's Common Equity
                 and Related Stockholder Matters...........................5

      Item 6.  Selected Financial Data.....................................6

      Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............6

      Item 8.  Financial Statements and Supplementary Data.................6

      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................6

PART III

      Item l0.  Directors and Executive Officers of
                 the Registrant............................................6

      Item ll. Executive Compensation......................................6

      Item l2. Security Ownership of Certain Beneficial
                   Owners and Management...................................7

      Item l3. Certain Relationships and Related
                  Transactions.............................................33

PART IV

      Item l4. Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K..................................33

      SIGNATURES...........................................................34

      EXHIBITS.............................................................36

PART I

Item l.  Business
         --------

               Not applicable.

Item 2.  Properties
         ----------


     The information set forth in the Current Reports on Form 8-K dated February 15, 1996 through January 15 1997, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 1996, approximately 2.50% of the accounts and 4.45% of the receivables were 30 days or more delinquent. The aggregate outstanding balance of such delinquent accounts was $413,199,875.05. Set forth below is certain information with respect to the Class A Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 94-D ("Series 94-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 94-D ("Series 94-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A2"), the Class B Floating Rate Asset Back Certificates, Series 95-F ("Series 95-F Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A2"), the Class B Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class A") and the Class B Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class B").

                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------               -----                  ---------------------        ----------------

       Series 94-B
         Class A            December 31, 1996                $2,892,770.84                  5.26%
                            November 30, 1996                $2,356,494.73                  4.28%
                            October 31, 1996                 $2,708,137.16                  4.92%
       Series 94-B
         Class B            December 31, 1996                 $131,852.81                   5.27%
                            November 30, 1996                 $106,871.04                   4.27%
                            October 31, 1996                  $121,473.17                   4.86%
       Series 94-D
         Class A            December 31, 1996                $3,747,816.36                  5.26%
                            November 30, 1996                $3,051,314.51                  4.28%
                            October 31, 1996                 $3,508,430.99                  4.92%
       Series 94-D
         Class B            December 31, 1996                 $219,754.69                   5.27%
                            November 30, 1996                 $178,118.40                   4.27%
                            October 31, 1996                  $203,646.20                   4.89%
       Series 95-A
         Class A            December 31, 1996                $2,625,069.67                  5.26%
                            November 30, 1996                $2,136,212.40                  4.28%
                            October 31, 1996                 $2,454,472.60                  4.92%
       Series 95-A
         Class B            December 31, 1996                 $151,830.51                   5.21%
                            November 30, 1996                 $124,714.49                   4.28%
                            October 31, 1996                  $142,909.61                   4.90%
       Series 95-C
         Class A            December 31, 1996                $2,141,609.35                  5.26%
                            November 30, 1996                $1,744,288.71                  4.28%
                            October 31, 1996                 $2,004,307.32                  4.92%
       Series 95-C
         Class B            December 31, 1996                 $151,830.51                   5.28%
                            November 30, 1996                 $123,063.62                   4.28%
                            October 31, 1996                  $142,909.61                   4.97%
       Series 95-D
         Class A            December 31, 1996                $2,497,212.39                  5.26%
                            November 30, 1996                $2,034,230.75                  4.28%
                            October 31, 1996                 $2,340,144.91                  4.93%
       Series 95-D
         Class B            December 31, 1996                 $131,852.81                   5.27%
                            November 30, 1996                 $106,871.04                   4.27%
                            October 31, 1996                  $121,473.17                   4.86%
       Series 95-F
         Class A1           December 31, 1996                $1,658,149.03                  5.26%
                            November 30, 1996                $1,349,920.34                  4.28%
                            October 31, 1996                 $1,550,569.30                  4.92%

                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------               -----                  ---------------------        ----------------

       Series 95-F
         Class A2           December 31, 1996                $1,658,149.03                  5.26%
                            November 30, 1996                $1,349,920.34                  4.28%
                            October 31, 1996                 $1,550,569.30                  4.92%
       Series 95-F
         Class B            December 31, 1996                 $195,781.45                   5.26%
                            November 30, 1996                 $160,338.16                   4.31%
                            October 31, 1996                  $185,782.50                   5.00%
       Series 95-G
         Class A            December 31, 1996                $1,897,881.42                  5.27%
                            November 30, 1996                $1,543,437.49                  4.28%
                            October 31, 1996                 $1,772,079.20                  4.92%
       Series 95-G
         Class B            December 31, 1996                 $119,866.19                   5.23%
                            November 30, 1996                 $98,806.35                    4.31%
                            October 31, 1996                  $114,327.69                   4.99%
       Series 96-A
         Class A1           December 31, 1996                 $964,922.87                   5.26%
                            November 30, 1996                 $785,498.24                   4.28%
                            October 31, 1996                  $902,116.93                   4.92%
       Series 96-A
         Class A2           December 31, 1996                 $964,922.87                   5.26%
                            November 30, 1996                 $785,498.24                   4.28%
                            October 31, 1996                  $902,116.93                   4.92%
       Series 96-A
         Class B            December 31, 1996                 $115,870.66                   5.30%
                            November 30, 1996                 $92,329.32                    4.22%
                            October  31, 1996                 $107,182.21                   4.90%
       Series 96-B
         Class A            December 31, 1996                $2,844,824.36                  5.26%
                            November 30, 1996                $2,315,981.67                  4.28%
                            October 31, 1996                 $2,661,691.53                  4.92%
       Series 96-B
         Class B            December 31, 1996                 $179,799.29                   5.23%
                            November 30, 1996                 $147,384.10                   4.29%
                            October 31, 1996                  $167,918.79                   4.88%
       Series 96-C
         Class A            December 31, 1996                $2,653,038.45                  5.26%
                            November 30, 1996                $2,160,532.88                  4.28%
                            October 31, 1996                 $2,483,054.52                  4.92%
       Series 96-C
         Class B            December 31, 1996                 $167,812.67                   5.23%
                            November 30, 1996                 $137,668.55                   4.29%
                            October 31, 1996                  $157,200.57                   4.90%
       Series 96-D
         Class A            December 31, 1996                $2,653,038.45                  5.26%
                            November 30, 1996                $2,160,532.88                  4.28%
                            October 31, 1996                 $2,483,054.52                  4.92%
       Series 96-D
         Class B            December 31, 1996                 $167,812.67                   5.23%
                            November 30, 1996                 $137,668.55                   4.29%
                            October 31, 1996                  $157,200.57                   4.90%

                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------               -----                  ---------------------        ----------------
       Series 96-E
         Class A            December 31, 1996                $1,901,876.96                  5.28%
                            November 30, 1996                $1,389,576.36                  4.28%
       Series 96-E
         Class B            December 31, 1996                 $119,866.19                   5.23%
                            November 30, 1996                 $89,090.81                    4.32%

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Pooling and Servicing Agreement dated as of December 1, 1993, filed with the Securities and Exchange Commission on June 8, 1994 as
Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No. 33-79986)).

Item 3.  Legal Proceedings

     There are no material pending legal proceedings with respect to the Trust, involving either the Trust, the Trustee or the Registrant, other than ordinary or routine litigation incidental to the Trustee's or the Registrant's duties under the Pooling and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     (a)  There is no established public trading market for the Certificates.

     (b) At February 28, 1997 there were twenty-three (23) holders of record of the Series 94-B Class A Certificates, three (3) holders of record of the Series 94-B Class B Certificates, twelve (12) holders of record of the Series 94-D Class A Certificates, six (6) holders of record of the Series 94-D Class B Certificates, sixteen (16) holders of record of the Series 95-A Class A Certificates, two (2) holders of record of the Series 95-A Class B Certificates, twelve (12) holders of record of the Series 95-C Class A Certificates, one (1) holder of record of the Series 95-C Class B Certificates, thirteen (13) holders of record of the Series 95-D Class A Certificates, one (1) holder of record of the Series 95-D Class B Certificates, forty (40) holders of record of the Series 95-F Class A1 Certificates, nine (9) holders of record of the Series 95-F Class A2 Certificates, two (2) holders of record of the Series 95-F Class B Certificates, one (1) holder of record of the Series 95-G Class A Certificates, one (1) holder of record of the Series 95-G Class B Certificates, twenty-nine (29) holders of record of the Series 96-A Class A1 Certificates, seven (7) holders of record of the Series 96-A Class A2 Certificates, one (1) holder of record of the Series 96-A Class B Certificates, eleven (11) holders of record of the Series 96-B Class A Certificates, two (2) holders of record of the Series 96-B Class B Certificates, eleven (11) holders of record of the Series 96-C Class A Certificates, three (3) holders of record of the Series 96-C Class B Certificates, fifteen (15) holders of record of the Series 96-D Class A Certificates, three (3) holders of record of the Series 96-D Class B Certificates, thirteen (13) holders of record of Series 96-E Class A Certificates and three (3) holders of record of Series 96E Class B Certificates.

     (c)  Not applicable.

Item 6.  Selected Financial Data

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         See the Supplementary Trust Data relating to the performance of the Trust filed as Exhibit 99 under Item l4(a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item l0. Directors and Executive Officers of the Registrant

         Not applicable.


Item ll. Executive Compensation

         Not applicable.

Item l2. Security Ownership of Certain Beneficial Owners and Management

(a)(i) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 94-B Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Smith                                       5.75%                   $ 38,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717


Bankers Trust Company                      13.21%                   $ 87,200
c/o BT Svcs Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


Chase-Chemical Bank                         9.33%                   $ 61,600
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY  10004


Bankers Trust Co.                           9.88%                   $ 65,225
First Union Safe Keeping
Dealer Clearance
16 Wall Street, 5th Floor
New York, NY 10005


Chase Manhattan Bank, N.A.                 47.71%                   $314,950
1 Chase Manhattan Plaza
3B Proxy Dept.
New York, NY 10081

(a)(ii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 94-B Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

CS First Boston Corp. (The)                16.66%                    $ 5,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717


Bankers Trust/Investment A/C               50.00%                    $15,000
16 Wall Street, 5th Floor
New York, NY 10005


Boston Safe Deposit & Trust Co.            33.33%                    $10,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

(a)(iii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 94-D Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       30.05%                   $257,000
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY  10081

SSB - Custodian                            49.37%                   $422,150
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Northern Tr.                                9.76%                   $ 83,500
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

(a)(iv) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 94-D Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       20.00%                   $10,000
1 Chase Manhattan Plaza
3B-Proxy Department
New York, NY  10081

Citibank, N.A.                              6.00%                   $ 3,000
111 Wall Street
20th Floor, Zone 9
New York, NY  10043

Salomon Brothers, Inc                      20.00%                   $10,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Barclay Bank                               14.00%                    $7,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Bank of New York                           10.00%                    $5,000
925 Patterson Plank Road
Secaucus, NJ 07094

Swiss American Securities, Inc.            30.00%                   $15,000
100 Wall Street
New York, NY 10005

(a)(v) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-A Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           62.83%                    $376,075
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                        5.85%                    $ 35,000
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY  10081

SSB-Custodian                              22.89%                    $137,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

(a)(vi) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-A Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

CS First Boston Corp. (The)                14.29%                   $ 5,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Chase Manhattan                            85.71%                   $30,000
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

(a)(vii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-C Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           12.22%                   $ 59,760
925 Patterson Plank Road
Secaucus, NJ 07094


Bankers Trust                              17.60%                   $ 86,053
c/o BT Services Tennessee, Inc
648 Grassmere Park Dr.
Nashville, TN 37211

Chase Manhattan Bank, N.A.                 48.55%                   $237,300
1 Chase Manhattan Plaza
3B-Proxy Dept
New York, NY 10081

(a)(viii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-C Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

FNB Chicago                                100.00%                  $34,500
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

(a)(ix) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-D Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase-Chemical Bank                        11.50%                   $ 62,000
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY  10043

Citibank, N.A.                              6.49%                   $ 35,000
111 Wall Street
20th Floor, Zone 9
New York, NY  10043

FNB Chicago                                 7.42%                   $ 40,000
Edgewood, NY  11717

Rep Bank Inv.                               7.42%                   $ 40,000
One Hanson Place, Lower Level
Brooklyn, NY  11243

Chase Manhattan                            17.62%                   $ 95,000
1 Chase Manhattan Plaza
3B Proxy Dept.
New York, NY 10081

SSB-Custodian                              35.64%                   $192,150
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

(a)(x) Each holder at February 28, 1997 of more than five percent (5%) of the Series 95-D Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

FNB Chicago                                100.00%                  $30,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

(a)(xi) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-F Class A1 Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           11.57%                    $43,800
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                      20.99%                    $79,430
c/o BT Svcs Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Northern Tr                                 6.17%                    $23,360
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

SSB-Custodian                              10.61%                    $40,167
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

Chase Manhattan                            12.42%                    $47,000
1 Chase Plaza
3B - Proxy Dept.
New York, NY 10081

Chase Manhattan of California              12.69%                    $48,000
2 Chase Manhattan Plaza, 5th Floor
New York, NY 10081


UBS Securities, Inc.                        7.92%                    $29,985
299 Park Ave, 8th Floor
New York, NY 10171-0026

(a)(xii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-F Class A2 Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Citibank, N.A.                              5.55%                    $ 21,000
111 Wall Street
20th Floor, Zone 9
New York, NY  10043

Rep Bank Inv.                              11.90%                    $ 45,000
One Hanson Place, Lower Level
Brooklyn, NY  11243

Bank of New York                           34.10%                    $129,000
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan                            30.00%                    $113,500
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

Chase-Chemical                             5.28%                     $20,000
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY 10004

(a)(xiii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-F Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

BT/Inv AC                                  43.98%                   $19,625
16 Wall Street, 5th Floor
New York, NY  10005

Fuji Bank                                  56.02%                   $25,000
2 World Trade Center, 81st Floor
New York, NY  10048

(a)(xiv) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-G Class A Certificates is indicated below:



                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

First Union National Bank                  100.00%                  $432,500
401 S. Tryon Street
TR OPSCMG NC 1151
Charlotte, NC 28288

(a)(xv) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 95-G Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       100.00%                  $27,500
One Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

(a)(xvi) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-A Class A1 Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           10.56%                   $23,250
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                      32.04%                   $70,500
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank N.A.                   6.61%                   $14,550
One Chase Manhattan Plaza
3B-Proxy Dept
New York, NY 10081

Citibank N.A.                               8.18%                   $18,000
111 Wall Street
80th Floor, Zone 9
New York, NY

CS First Boston Corp.                       7.41%                   $16,320
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

SSB-Custodian                               5.90%                   $13,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

(a)(xvii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-A Class A2 Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       76.81%                   $169,000
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

Chemical Bank                              8.63%                    $19,000
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY 10004

First National Bank of Chicago             8.18%                    $18,000
One First National Plaza
Suite 0417
Chicago, IL 60670

(a)(xviii) Each holder of record at February 28, 1997 of more than five percent
           (5%) of the Series 96-A Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Swiss American Securities, Inc.            100.00%                  $26,250
100 Wall Street
New York, NY 10005

(a)(xix) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-B Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                            5.70%                    $ 37,000
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank, N.A.                 15.34%                    $ 99,560
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

Citibank, N.A.                             37.98%                    $246,400
111 Wall Street
20th Floor, Zone 9
New York, NY 10043

First National Bank of Chicago              7.05%                    $ 45,790
One First National Plaza
Suite 0417
Chicago, IL 60670

Goldman, Sachs & Co.                       16.18%                    $105,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Northern Trust Co.                         10.01%                    $ 65,000
801 S. Canal C - In
Chicago, IL 60607

(a)(xx) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-B Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Boston Safe Deposit & Trust                39.39%                   $16,250
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Fuji Bank & Trust Co.                      60.60%                   $25,000
2 World Bank Center, 81st Floor
New York, NY 10048

(a)(xxi) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-C Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           14.86%                   $ 90,000
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Co.                          29.81%                   $180,500
c/o BT Services Tennessee, Inc.
648 Grassmere Park Dr.
Nashville, TN 87211

Chase Manhattan Bank                       11.72%                   $ 71,000
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

SSB-Custodian                              38.07%                   $230,536
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

(a)(xxii) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-C Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Fuji Bank & Trust Co.                      65.27%                   $25,000
2 World Trade Center
81st Floor
New York, NY 10048

Harris Trust & Savings Bank                13.05%                   $ 5,000
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL 60603

PNC National Association                   22.19%                   $ 8,500
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, PA 19103

(a)(xxiii) Each holder of record at February 28, 1997 of more than five percent
           (5%) of the Series 96-D Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       50.50%                   $305,830
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

Chemical Bank                               8.28%                   $ 50,170
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY 10004

First National Bank of Chicago              7.84%                   $ 47,500
One First National Plaza
Suite 0417
Chicago, IL 60670

Harris Trust & Savings Bank                 6.27%                   $ 38,000
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL 60603

Northern Trust Co.                          8.17%                   $ 49,500
801 S. Canal C-In
Chicago, IL 60607

(a)(xxiv) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-D Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Boston Safe Deposit & Trust                35.06%                   $13,500
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

Bankers Trust Co.                          49.35%                   $19,000
16 Wall Street, 5th Floor
New York, NY 10005

Morgan (J.P.) Securities, Inc.             15.58%                   $ 6,000
60 Wall St., 6th Floor
New York, NY 10260-0060

(a)(xxv) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-E Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bankers Trust Co.                           6.82%                   $ 29,500
c/o BT Services Tennessee, Inc.
648 Grassmere Park Dr.
Nashville, TN 37211

Chase Manhattan Bank                       44.62%                   $193,000
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

Chemical Bank                              17.80%                   $ 77,000
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY 10004

SSB-Custodian                              12.25%                   $ 53,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

(a)(xxvi) Each holder of record at February 28, 1997 of more than five percent (5%) of the Series 96-E Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       54.54%                   $15,000
1 Chase Manhattan Plaza
3B-Proxy Dept.
New York, NY 10081

Chemical Bank                              36.36%                   $10,000
Auto Settle Dept.
4 New York Plaza, 4th Floor
New York, NY 10004

Harris Trust & Savings Bank                 9.09%                    $2,500
Proxy Operations
111 West Monroe St., 1130
Chicago, IL 60603

(b)      Not applicable.

(c)      Not applicable.

Item 13. Certain Relationships and Related Transactions

         Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Supplementary Trust Data relating to performance of the Trust is being filed herewith as Exhibit 99.

         (b)       See Item 2.

         (c)       Exhibits

                       Exhibit No.             Description of Exhibit
                       -----------             ----------------------

                           24                  Powers of Attorney
                                               (included on signature page)

                           99                  Supplementary Trust Data


         (d) Not applicable. No annual report or proxy material has been sent to security holders.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADVANTA MASTER CREDIT CARD TRUST II
                                         BY:  Advanta National Bank USA, as
                                              Servicer


Dated:  March 28, 1997                         By:  /s/James J. Allhusen
                                                    --------------------
                                                    James J. Allhusen
                                                    President and Chief
                                                    Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Alex W. Hart, James J. Allhusen, John J. Calamari, David D. Wesselink and Gene S. Schneyer, or any of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1996 relating to ADVANTA Master Credit Card Trust II and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Advanta National Bank USA, as Servicer for the ADVANTA Master Credit Card Trust II and in the capacities indicated on the 28th day of March, 1997.

         Signature                     Title


/s/James J. Allhusen                   President, Chief Executive
-------------------------              Officer and Director
James J. Allhusen

/s/William A. Rosoff                   Vice Chairman and Director
-------------------------
William A. Rosoff


/s/Alex W. Hart                        Executive Vice Chairman
-------------------------              and Director
Alex W. Hart

/s/David D. Wesselink                  Senior Vice President, Chief
-------------------------              Financial Officer and Director
David D. Wesselink

/s/John J. Calamari                    Vice President, Finance, Chief
-------------------------              Accounting Officer and Director
John J. Calamari

/s/Jeffrey D. Beck                     Senior Vice President, Treasurer
-------------------------              and Director
Jeffrey D. Beck

                                INDEX TO EXHIBITS



           Exhibit                 Description of             Sequential Page
           Number                     Exhibit                      Number
------------------------------------------------------------------------------

             24           Powers of Attorney                         34
                          (included on signature page)

             99           Supplementary Trust Data                   37