Form 10-K
FLEET CREDIT CARD MASTER TRUST II
filed 1998-03-31
CIK 924992

<SEQUENCE>1
[DESCRIPTION]ANNUAL REPORT


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

         Commission File No. 33-05433

                      Fleet Bank (RI), National Association
               (with respect to Fleet Credit Card Master Trust II)
                 (formerly ADVANTA Master Credit Card Trust II)
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

    United States of America                             05-0495490
----------------------------------            --------------------------------
  (State or other Jurisdiction                   (I.R.S. Identification No.)
       of incorporation)

50 Kennedy Plaza, 18th Floor, Providence, Rhode Island                  02903
-------------------------------------------------------------        ---------
       (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code (401) 278-5451.

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

Document                                    Form 10-K Reference
--------                                    -------------------

Current Reports on Form 8-K                 Part I, Item 2
filed between February 20, 1997
and January 15, 1998

                                TABLE OF CONTENTS



                                                                          Page

PART I

      Item l.  Business....................................................1

      Item 2.  Properties..................................................2

      Item 3.  Legal Proceedings...........................................6

      Item 4.  Submission of Matters to a Vote of
                 Security Holders..........................................6

PART II

      Item 5.  Market for the Registrant's Common Equity
                 and Related Stockholder Matters...........................6

      Item 6.  Selected Financial Data.....................................7

      Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............7

      Item 8.  Financial Statements and Supplementary Data.................7

      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................7

PART III

      Item l0.  Directors and Executive Officers of
                 the Registrant............................................7

      Item ll. Executive Compensation......................................7

      Item l2. Security Ownership of Certain Beneficial
                   Owners and Management...................................8

      Item l3. Certain Relationships and Related
                  Transactions.............................................34

PART IV

      Item l4. Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K..................................34

      SIGNATURES...........................................................35

      EXHIBITS.............................................................37

PART I

Item l.  Business
         --------
        On October 28, 1997, Advanta Corp. and Fleet Financial Group, Inc. ("Fleet Financial Group") entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which they agreed that Advanta Corp. and certain of its subsidiaries, including Advanta National Bank (the "Advanta Contributors"), and Fleet Financial Group and certain of its subsidiaries (the "Fleet Contributors"), would contribute certain of the assets and liabilities relating to their respective consumer credit card businesses to a newly created Rhode Island limited liability company, Fleet Credit Card, LLC (the "LLC"), initially in exchange for a 4.99% membership interest in the LLC to the Advanta Contributors and 95.01% membership interest to the Fleet Contributors and the assumption of certain liabilities, and, prior to such contribution, the LLC would direct the Fleet Contributors and the Advanta Contributors to transfer to Fleet Bank (RI), National Association ("Fleet (RI)"), a national banking association with its principal executive office located in Rhode Island and a subsidiary of Fleet Financial Group, certain of those assets and liabilities, including their credit card accounts and the assets and liabilities of Advanta National Bank relating to the ADVANTA Credit Card Master Trust II. On February 20, 1998 the Advanta Contributors and the Fleet Contributors transferred to Fleet Bank (RI) those assets and liabilities (collectively, the "Transfer").

        On February 20, 1998, immediately prior to the Transfer, Advanta National Bank, as seller and servicer (in such capacities, the "Seller" and "Servicer," respectively), and Bankers Trust Company, as trustee (in such capacity, the "Trustee"), entered into Amendment Number 3 ("Amendment Number 3") to the Amended and Restated Pooling and Servicing Agreement dated as of December 1, 1993 and as Amended and Restated on May 23, 1994 (the "Pooling and Servicing Agreement") between Advanta National Bank as Seller and Servicer and the Trustee to permit Advanta National Bank to assign and delegate to Fleet
        (RI), all of Advanta National Bank's rights and obligations under the Pooling and Servicing Agreement and to change the name of the ADVANTA Credit Card Master Trust II to the Fleet Credit Card Master Trust II. On February 20, 1998, immediately after Amendment Number 3 became effective and simultaneously with the Transfer, Advanta National Bank, Fleet (RI), the LLC and the Trustee entered into an Assignment and Assumption Agreement under which (I) Advanta National Bank transferred to Fleet (RI), and Fleet (RI) accepted and assumed, all of Advanta National Bank's rights and obligations under the Pooling and Servicing Agreement, (ii) Fleet (RI) became Seller and Servicer of the Trust, (iii) Advanta National Bank was released from any continuing obligations under the Pooling and Servicing Agreement,
        (iv) the name of the ADVANTA Credit Card Master Trust II was changed to Fleet Credit Card Master Trust II, and (iv) Advanta National Bank and Fleet (RI) filed with the appropriate governmental authorities Uniform Commercial Code financing statements reflecting the transfer to and assumption by Fleet (RI).

Item 2.  Properties
         ----------


     The information set forth in the Current Reports on Form 8-K dated February 20, 1997 through January 15 1998, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 1997, approximately 1.86% of the accounts and 4.82% of the receivables were 30 days or more delinquent. The aggregate outstanding balance of such delinquent accounts was $422,047,932.57. Set forth below is certain information with respect to the Class A Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 94-D ("Series 94-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 94-D ("Series 94-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A2"), the Class B Floating Rate Asset Back Certificates, Series 95-F ("Series 95-F Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A2"), the Class B Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class A") and the Class B Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class B").

                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------          --------------              ---------------------        ----------------

       Series 94-B
         Class A            December 31, 1997                $4,105,970.75                7.47%
                            November 30, 1997                $3,739,024.12                6.80%
                            October 31, 1997                 $4,016,628.67                7.30%
       Series 94-B
         Class B            December 31, 1997                 $188,729.53                 7.55%
                            November 30, 1997                 $172,174.40                 6.89%
                            October 31, 1997                  $183,063.50                 7.32%
       Series 94-D
         Class A            December 31, 1997                $1,772,001.01               14.92%
                            November 30, 1997                $2,423,575.10               10.20%
                            October 31, 1997                 $3,472,822.37                9.75%
       Series 94-D
         Class B            December 31, 1997                 $313,142.60                 7.52%
                            November 30, 1997                 $283,844.89                 6.81%
                            October 31, 1997                  $301,516.36                 7.24%
       Series 95-A
         Class A            December 31, 1997                $3,726,232.00                7.47%
                            November 30, 1997                $3,393,005.14                6.80%
                            October 31, 1997                 $3,645,117.44                7.31%
       Series 95-A
         Class B            December 31, 1997                 $216,667.90                 7.43%
                            November 30, 1997                 $197,757.69                 6.78%
                            October 31, 1997                  $215,368.83                 7.38%
       Series 95-C
         Class A            December 31, 1997                $3,044,070.05                7.47%
                            November 30, 1997                $2,769,594.08                6.80%
                            October 31, 1997                 $2,977,474.07                7.31%
       Series 95-C
         Class B            December 31, 1997                 $216,667.90                 7.54%
                            November 30, 1997                 $196,087.51                 6.82%
                            October 31, 1997                  $209,984.61                 7.30%
       Series 95-D
         Class A            December 31, 1997                $3,548,221.87                7.47%
                            November 30, 1997                $3,230,395.99                6.80%
                            October 31, 1997                 $3,472,822.37                7.31%
       Series 95-D
         Class B            December 31, 1997                 $184,509.67                 7.38%
                            November 30, 1997                 $169,061.96                 6.76%
                            October 31, 1997                  $183,063.50                 7.32%
       Series 95-F
         Class A1           December 31, 1997                $2,351,188.70                7.46%
                            November 30, 1997                $2,141,400.39                6.79%
                            October 31, 1997                 $2,304,446.47                7.31%

                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------          --------------              ---------------------        ----------------

       Series 95-F
         Class A2           December 31, 1997                $2,355,408.56                7.47%
                            November 30, 1997                $2,144,513.83                6.80%
                            October 31, 1997                 $2,304,446.47                7.31%
       Series 95-F
         Class B            December 31, 1997                 $276,764.51                 7.44%
                            November 30, 1997                 $253,478.98                 6.82%
                            October 31, 1997                  $274,595.26                 7.38%
       Series 95-G
         Class A            December 31, 1997                $2,692,269.67                7.47%
                            November 30, 1997                $2,452,270.83                6.80%
                            October 31, 1997                 $2,638,268.16                7.32%
       Series 95-G
         Class B            December 31, 1997                 $168,430.55                 7.35%
                            November 30, 1997                 $154,714.09                 6.75%
                            October 31, 1997                  $166,910.84                 7.28%
       Series 96-A
         Class A1           December 31, 1997                $1,365,463.73                7.45%
                            November 30, 1997                $1,245,379.87                6.79%
                            October 31, 1997                 $1,340,670.96                7.31%
       Series 96-A
         Class A2           December 31, 1997                $1,369,683.59                7.47%
                            November 30, 1997                $1,246,822.13                6.80%
                            October 31, 1997                 $1,340,670.96                7.31%
       Series 96-A
         Class B            December 31, 1997                 $163,070.85                 7.45%
                            November 30, 1997                 $148,261.29                 6.78%
                            October  31, 1997                 $161,526.62                 7.38%
       Series 96-B
         Class A            December 31, 1997                $4,036,294.58                7.47%
                            November 30, 1997                $3,676,850.03                6.80%
                            October 31, 1997                 $3,952,018.02                7.31%
       Series 96-B
         Class B            December 31, 1997                 $259,545.55                 7.55%
                            November 30, 1997                 $234,348.49                 6.82%
                            October 31, 1997                  $247,674.15                 7.21%
       Series 96-C
         Class A            December 31, 1997                $3,769,109.64                7.47%
                            November 30, 1997                $3,431,266.12                6.80%
                            October 31, 1997                 $3,688,191.20                7.31%
       Series 96-C
         Class B            December 31, 1997                 $238,106.72                 7.42%
                            November 30, 1997                 $216,888.18                 6.76%
                            October 31, 1997                  $236,905.71                 7.38%
       Series 96-D
         Class A            December 31, 1997                $3,769,109.64                7.47%
                            November 30, 1997                $3,431,266.12                6.80%
                            October 31, 1997                 $3,688,191.20                7.31%
       Series 96-D
         Class B            December 31, 1997                 $238,106.72                 7.42%
                            November 30, 1997                 $216,888.18                 6.76%
                            October 31, 1997                  $236,905.71                 7.38%

                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------          --------------              ---------------------        ----------------
       Series 96-E
         Class A            December 31, 1997                $2,692,269.67                7.47%
                            November 30, 1997                $2,452,270.83                6.80%
                            October 30, 1997                 $2,638,268.16                7.32%

       Series 96-E
         Class B            December 31, 1997                 $168,430.55                 7.35%
                            November 30, 1997                 $154,714.09                 6.75%
                            October 30, 1997                  $166,910.84                 7.28%

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Amended and Restated Pooling and Servicing Agreement dated as of December 1, 1993 as amended and restated on May 23, 1994 filed as
Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (No.33-05433), as amended by Amendment Number 1 to the Amended and Restated Pooling and Servicing Agreement, dated July 1, 1994, and as further amended by Amendment Number 2 to the Amended and Restated Pooling and Servicing Agreement, dated as of October 6, 1995 and as further amended by Amendment Number 3 to the Amended and Restated Pooling and Servicing Agreement dated February 20,1998, which was filed with the Securities and Exchange Commission on March 10, 1998 as Exhibit 4.1 to Form 8-K).

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

     (b) At February 28, 1998 there were sixteen (16) holders of record of the Series 94-B Class A Certificates, three (3) holders of record of the Series 94-B Class B Certificates, eleven (11) holders of record of the Series 95-A Class A Certificates, three (3) holders of record of the Series 95-A Class B Certificates, ten (10) holders of record of the Series 95-C Class A Certificates, one (1) holder of record of the Series 95-C Class B Certificates, fifteen (15) holders of record of the Series 95-D Class A Certificates, one (1) holder of record of the Series 95-D Class B Certificates, thirty-six (36) holders of record of the Series 95-F Class A1 Certificates, twenty (20) holders of record of the Series 95-F Class A2 Certificates, three (3) holders of record of the Series 95-F Class B Certificates, one (1) holder of record of the Series 95-G Class A Certificates, one (1) holder of record of the Series 95-G Class B Certificates, twenty-two (22) holders of record of the Series 96-A Class A1 Certificates, five (5) holders of record of the Series 96-A Class A2 Certificates, one (1) holder of record of the Series 96-A Class B Certificates, thirteen (13) holders of record of the Series 96-B Class A Certificates, two (2) holders of record of the Series 96-B Class B Certificates, thirteen (13) holders of record of the Series 96-C Class A Certificates, three (3) holders of record of the Series 96-C Class B Certificates, eleven (11) holders of record of the Series 96-D Class A Certificates, two (2) holders of record of the Series 96-D Class B Certificates, ten (10) holders of record of Series 96-E Class A Certificates and three (3) holders of record of Series 96-E Class B Certificates, forty (40) holders of record of Series 98-A Class A Certificates and four (4) holders of record of Series 98-A Class B Certificates.

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

Item l2. Security Ownership of Certain Beneficial Owners and Management

(a)(i) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 94-B Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Prudential Securities Custody               8.26%                   $ 54,485
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717


Bankers Trust Company                      17.52%                   $115,655
c/o BT Svcs Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


Chase-Chemical Bank                         6.06%                   $ 40,000
4 New York Plaza
Proxy Department, 13th Floor
New York, NY  10004


Bank of New York                            9.24%                   $ 60,975
925 Patterson Plank Rd.
Secaucus, NJ 07094

Chase Manhattan Bank, N.A.                 26.43%                   $174,450
4 New York Plaza
13th Floor
New York, NY 10004

Boston Safe Deposit and Trust Co.           6.97%                   $ 46,000
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Citibank, N.A.                             10.39%                   $ 68,600
P.O. Box 30576
Tampa, FL 33630-3576

(a)(ii) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 94-B Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           16.67%                    $ 5,000
925 Patterson Plank Rd.
Secaucus, NJ  07094


Bankers Trust Co/Corp Clearance            50.00%                    $15,000
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006


Boston Safe Deposit & Trust Co.            33.33%                    $10,000
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

(a)(v) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-A Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           30.61%                    $183,200
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Co.           5.01%                    $ 30,000
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsbutgh, PA 15259

SSB-Custodian                              52.62%                    $314,925
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Citibank, N.A.                              5.37%                    $ 32,155
P.O. Box 30576
Tampa, FL 33630-3576

(a)(vi) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-A Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bankers Trust Company                     71.43%                      $25,000
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Citibank, N.A.                            14.29%                     $ 5,000
P.O. Box 30576
Tampa, FL 33630-3576

Boston Safe Deposit and Trust Co.         14.29%                     $ 5,000
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

(a)(vii) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-C Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                            8.80%                   $ 43,010
925 Patterson Plank Road
Secaucus, NJ 07094


Bankers Trust                              19.63%                   $ 95,950
c/o BT Services Tennessee, Inc
648 Grassmere Park Dr.
Nashville, TN 37211

Chase Manhattan Bank                       32.51%                   $158,905
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical               8.18%                   $ 40,000
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Boston Safe Deposit and Trust Co.          15.43%                   $ 75,400
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Brown Brothers Harriman & Co.               8.59%                   $ 42,000
63 Wall Street, 8th Floor
New York, NY 10005

(a)(viii) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-C Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

NBD Bank Municipal Bond Dept.                100.00%                  $34,500
Attn: Security Dept.
611 Woodward Avenue
Detroit, MI  48226

(a)(ix) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-D Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank/Chemical               10.02%                   $ 52,000
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Bank of New York                            15.77%                   $ 81,850
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust                               12.22%                   $ 63,400
c/o BT Services Tennessee, Inc
648 Grassmere Park Dr.
Nashville, TN 37211

Republic National Bank of New York           7.71%                   $ 40,000
One Hanson Place, Lower Level
Brooklyn, NY  11243

Chase Manhattan Bank                        26.98%                   $140,000
4 New York Plaza
13th Floor
New York, NY 10004

SSB-Custodian                               12.55%                   $ 61,150
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

(a)(x) Each holder at February 28, 1998 of more than five percent (5%) of the Series 95-D Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

NBD Bank Municipal Bond Dept.                100.00%                  $30,000
Attn: Security Dept.
611 Woodward Avenue
Detroit, MI  48226

(a)(xi) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-F Class A1 Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           14.14%                    $53,500
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                      21.06%                    $79,675
c/o BT Svcs Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Northern Trust Company                      8.71%                    $32,935
801 S. Canal C-In
Chicago, IL 60607

SSB-Custodian                              21.48%                    $81,250
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Chase Manhattan                             5.16%                    $19,500
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan of California              12.69%                    $48,000
4New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Firstar Trust Company                       6.74%                    $25,500
777 E. Wisconsin Avenue
Milwaukee, WI 53202

(a)(xii) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-F Class A2 Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Citibank, N.A.                              6.61%                    $ 25,000
P.O. Box 30576
Tampa, FL  33630-3576

Repepublic National Bank of New York       11.90%                    $ 45,000
One Hanson Place, Lower Level
Brooklyn, NY  11243

Bank of New York                           17.53%                    $ 66,300
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan                            11.67%                    $ 44,150
4 New York Plaza
13th Floor
New York, NY 10004

Bankers Trust Company                      11.37%                    $ 43,000
c/o BT Svcs Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

SSB-Custodian                              17.02%                   $ 64,365
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Boston Safe Deposit and Trust Co.          14.54%                   $ 54,980
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

(a)(xiii) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-F Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bankers Trust/Investment Account           32.21%                   $14,375
16 Wall Street, 5th Floor
New York, NY  10005

Fuji Bank and Trust Company                56.03%                   $25,000
2 World Trade Center, 81st Floor
New York, NY  10048

Bank of New York                           11.76%                   $ 5,250
925 Patterson Plank Road
Secaucus, NJ 07094

(a)(xiv) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-G Class A Certificates is indicated below:



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
401 S. Tryon Street
TR OPSCMG NC 1151
Charlotte, NC 28288

(a)(xv) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 95-G Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       100.00%                  $27,500
4 New York Plaza
13th Floor
New York, NY 10004

(a)(xvi) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-A Class A1 Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                           10.93%                   $24,050
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                      14.89%                   $32,765
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank N.A.                   8.23%                   $18,100
4 New York Plaza
13th Floor
New York, NY 10004

CoreStates Bank, N.A.                       9.79%                   $21,530
P.O. Box 7618
F.C. 1-9-1-21
Philadelphia, PA 19106-7618

Northern Trust Company                     10.60%                   $23,325
801 S. Canal C-In
Chicago, IL 60607

J.P. Morgan Securities Inc.                22.05%                   $48,500
60 Wall Street
6th Floor
New York, NY 10260-0060

(a)(xvii) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-A Class A2 Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       76.82%                   $169,000
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical               8.64%                    $19,000
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Bear, Sterns Securities Corp               12.50%                    $27,500
One Metrotech Center North
4th Floor
Brooklyn, NY 11201-3862

(a)(xviii) Each holder of record at February 28, 1998 of more than five percent
           (5%) of the Series 96-A Class B Certificates is indicated below:


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
100 Wall Street
New York, NY 10005

(a)(xix) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-B Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bankers Trust Company                       5.46%                   $35,400
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank, N.A.                 25.64%                   $166,350
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical               5.39%                    $35,000
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

First Bank National Association            47.01%                   $305,000
c/o Ice Proxy Services
71 Executive Blvd.
Farmingdale, NY 11735

(a)(xx) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-B Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Boston Safe Deposit & Trust                39.39%                   $16,250
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Fuji Bank & Trust Co.                      60.61%                   $25,000
2 World Bank Center, 81st Floor
New York, NY 10048

(a)(xxi) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-C Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Bank of New York                            7.55%                   $ 45,700
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Co.                           5.62%                   $ 34,000
c/o BT Services Tennessee, Inc.
648 Grassmere Park Dr.
Nashville, TN 87211

Chase Manhattan Bank                       19.41%                   $117,525
4 New York Plaza
13th Floor
New York, NY 10004

SSB-Custodian                              21.61%                   $130,839
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Boston Safe Deposit & Trust                10.49%                   $ 63,536
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank/Chemical              22.38%                   $135,500
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Citibank, N.A.                              7.68%                   $ 46,500
P.O. Box 30576
Tampa, FL  33630-3576

(a)(xxii) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-C Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Fuji Bank & Trust Co.                      64.94%                   $25,000
2 World Trade Center
81st Floor
New York, NY 10048

Bank of New York                           12.99%                   $ 5,000
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Co.                          22.08%                   $ 8,500
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

(a)(xxiii) Each holder of record at February 28, 1998 of more than five percent
           (5%) of the Series 96-D Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       42.25%                   $255,830
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical              25.10%                   $152,000
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Bank of New York                            9.70%                   $ 58,750
925 Patterson Plank Road
Secaucus, NJ 07094

Harris Trust & Savings Bank                 6.28%                   $ 38,000
Proxy Operations
111 West Monroe Street, 1130
Chicago, IL 60603

Bankers Trust Co.                           6.96%                   $ 42,170
c/o BT Services Tennessee, Inc.
648 Grassmere Park Dr.
Nashville, TN 87211

(a)(xxiv) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-D Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Boston Safe Deposit & Trust                35.06%                   $13,500
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259

Bankers Trust Co.                          64.94%                   $25,000
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

(a)(xxv) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-E Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Citibank, N.A.                              8.09%                   $ 35,000
P.O. Box 30576
Tampa, FL  33630-3576

Chase Manhattan Bank                       46.47%                   $201,000
4 New York Plaza
13th Floor
New York, NY 10004

Bear, Sterns Securities Corp                6.94%                   $ 30,000
One Metrotech Center North
4th Floor
Brooklyn, NY 11201-3862

SSB-Custodian                              20.23%                   $ 87,500
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Brown Brothers Harriman & Co.               5.78%                   $ 25,000
63 Wall Street, 8th Floor
New York, NY 10005

(a)(xxvi) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 96-E Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       54.55%                   $15,000
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical              36.36%                   $10,000
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Bank of New York                            9.09%                   $ 2,500
925 Patterson Plank Road
Secaucus, NJ 07094

(a)(xxv) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 98-A Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Citibank, N.A.                             17.49%                   $169,000
P.O. Box 30576
Tampa, FL  33630-3576

Bank of New York                           10.09%                   $ 97,495
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Co.                          11.06%                   $106,840
c/o BT Services Tennessee, Inc.
648 Grassmere Park Dr.
Nashville, TN 87211

SSB-Custodian                               8.14%                   $ 78,640
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Brown Brothers Harriman & Co.               9.80%                   $ 94,645
63 Wall Street, 8th Floor
New York, NY 10005

Chase Manhattan Bank/Chemical               9.13%                   $ 88,220
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

BNY/ITC - Dealers Clearance Special         5.18%                   $ 50,000
c/o N.A. Schapiro & Co. In.
One Chase Manhattan Plaza, 58th Floor
New York, NY 10005

Commerzbank Capital Markets Corp.           5.18%                   $ 50,000
2 World Financial Center
31st Floor
New York, NY 10281-1050

(a)(xxvi) Each holder of record at February 28, 1998 of more than five percent (5%) of the Series 98-A Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
-------------------------------    --------------------          --------------

Chase Manhattan Bank                       57.97%                   $50,000
4 New York Plaza
13th Floor
New York, NY 10004

Citibank, N.A.                             18.55%                   $16,000
P.O. Box 30576
Tampa, FL  33630-3576

Bankers Trust Co.                           6.09%                   $ 5,250
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

NBD Bank Municipal Bond Dept.              17.39%                   $15,000
Attn: Securities Dept.
611 Woodward Avenue
Detroit, MI 48226

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

                                     Fleet Credit Card Master Trust II
                                     BY:  Fleet Bank (RI), National Association,
                                          as Servicer


Dated:  March 30, 1998                       By:  /s/Robert B. Hedges, Jr.
                                                  ------------------------
                                                    Robert B. Hedges, Jr.
                                                    Chairman and Chief
                                                    Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Robert B. Hedges, Jr., James P. Tylenda, Ronald R. Mittendorf, Gregory L. Ball, H. Jay Sarles, Michael R. Zucchini and Amy W. Bizar, or any of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997 relating to Fleet Credit Card Master Trust II (formerly ADVANTA Master Credit Card Trust II) and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fleet Bank (RI), National Association, as Servicer for the Fleet Credit Card Master Trust II and in the capacities indicated on the 30th day of March, 1998.

         Signature                     Title


/s/Robert B. Hedges, Jr.               Chairman, Chief Executive Officer
-------------------------                and Director
Robert B. Hedges, Jr.


/s/John K. Bray                        Chief Financial Officer
-------------------------
John K. Bray


/s/Gregory L. Ball                     Senior Vice President and
-------------------------                Director
Gregory L. Ball

                                       Director
-------------------------
H. Jay Sarles


/s/James P. Tylenda                    President, Chief Operating
-------------------------                Officer and Director
James P. Tylenda


                                       Director
-------------------------
Michael R. Zucchini

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