Form 10-K
FLEET CREDIT CARD MASTER TRUST II
filed 1999-04-01
CIK 924992

<SEQUENCE>1
[DESCRIPTION]ANNUAL REPORT


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

         Commission File No. 33-05433

                      Fleet Bank (RI), National Association
               (with respect to Fleet Credit Card Master Trust II)
                 (formerly ADVANTA Master Credit Card Trust II)
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

    United States of America                             05-0495490
- ----------------------------------            --------------------------------
  (State or other Jurisdiction                   (I.R.S. Identification No.)
       of incorporation)

111 Westminster Street, Providence, Rhode Island                        02903
- -----------------------------------------------------------           -----
       (Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code (401) 278-6000.

Securities registered pursuant to Section l2(b) of the Act:

                                                     Name of each exchange on
         Title of each class                             which registered

              None                                            N/A

Securities registered pursuant to Section l2(g) of the Act:

                                      None
- -----------------------------------------------------------------------------
                                (Title of class)

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

Document                                    Form 10-K Reference
- --------                                    -------------------

Current Reports on Form 8-K                 Part I, Item 2
filed between February 20, 1998
and January 15, 1999

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

Item 2.  Properties
         ----------


     The information set forth in the Current Reports on Form 8-K dated February 20, 1998 through January 15 1999, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 1998, approximately 1.61% of the accounts and 4.76% of the receivables were 30 days or more delinquent. The aggregate outstanding balance of such delinquent accounts was $451,240,299.21. Set forth below is certain information with respect to the Class A Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 94-D ("Series 94-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 94-D ("Series 94-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A2"), the Class B Floating Rate Asset Back Certificates, Series 95-F ("Series 95-F Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A2"), the Class B Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class B") the Class A Floating Rate Asset Backed Certificates, Series 98-A ("Series 98-A Class A") and the Class B Floating Rate Asset Backed Certificates, Series 98-A ("Series 98-A Class B").

                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------               -----                  ---------------------        ----------------

      Series 1994-B
       Class A
                              December 31, 1998             4,911,787.92                  8.93%
                              November 30, 1998             4,319,852.72                  7.85%
                              October 31, 1998              4,583,996.58                  8.33%

      Series 1994-B
       Class B
                              December 31, 1998               224,848.41                  8.99%
                              November 30, 1998               197,484.69                  7.90%
                              October 31, 1998                208,058.41                  8.32%

      Series 1994-D
       Class A
                              December 31, 1998                     0.00                  0.00%
                              November 30, 1998                     0.00                  0.00%
                              October 31, 1998                      0.00   			0.00%

      Series 1994-D
       Class B
                              December 31, 1998                     0.00                  0.00%
                              November 30, 1998                     0.00                  0.00%
                              October 31, 1998                      0.00                  0.00%

      Series 1995-A
       Class A
                              December 31, 1998             4,459,165.69                  8.94%
                              November 30, 1998             3,916,982.50                  7.85%
                              October 31, 1998              4,154,456.64                  8.33%

      Series 1995-A
       Class B
                              December 31, 1998               261,443.68                  8.96%
                              November 30, 1998               231,340.25                  7.93%
                              October 31, 1998                241,616.22                  8.28%


      Series 1995-C
       Class A
                              December 31, 1998             3,635,760.26                  8.93%
                              November 30, 1998             3,202,083.56                  7.86%
                              October 31, 1998              3,389,338.61                  8.32%

      Series 1995-C
       Class B
                              December 31, 1998               259,821.70                  9.04%
                              November 30, 1998               224,851.57                  7.82%
                              October 31, 1998                241,616.22                  8.40%

      Series 1995-D
       Class A1
                              December 31, 1998             3,862,000.16                  8.93%
                              November 30, 1998             3,398,516.87                  7.86%
                              October 31, 1998              3,605,521.55                  8.34%

      Series 1995-D
       Class A2
                              December 31, 1998               379,502.91                  8.93%
                              November 30, 1998               333,958.30                  7.86%
                              October 31, 1998                354,299.81                  8.34%

      Series 1995-D
       Class B
                              December 31, 1998               224,689.13                  8.99%
                              November 30, 1998               197,484.69                  7.90%
                              October 31, 1998                208,058.41                  8.32%

      Series 1995-E
       Class A1
                              December 31, 1998                     0.00                  0.00%
                              November 30, 1998                     0.00                  0.00%
                              October 31, 1998                      0.00                  0.00%

      Series 1995-E
       Class A2
                              December 31, 1998                     0.00                  0.00%
                              November 30, 1998                     0.00                  0.00%
                              October 31, 1998                      0.00                  0.00%

      Series 1995-E
       Class B
                              December 31, 1998                     0.00                  0.00%
                              November 30, 1998                     0.00                  0.00%
                              October 31, 1998                107,384.99                  0.00%

      Series 1995-F
       Class A1
                              December 31, 1998             2,815,057.11                  8.93%
                              November 30, 1998             2,477,031.59                  7.86%
                              October 31, 1998              2,624,220.59                  8.33%


                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------               -----                  ---------------------        ----------------

      Series 1995-F
       Class A2
                              December 31, 1998             2,815,057.11                  8.93%
                              November 30, 1998             2,477,031.59                  7.86%
                              October 31, 1998              2,624,220.59                  8.33%

      Series 1995-F
       Class B
                              December 31, 1998               331,708.81                  8.92%
                              November 30, 1998               291,150.52                  7.83%
                              October 31, 1998                308,731.83                  8.30%

      Series 1995-G
       Class A
                              December 31, 1998             3,219,733.30                  8.93%
                              November 30, 1998             2,833,068.90                  7.86%
                              October 31, 1998              3,000,068.04                  8.32%

      Series 1995-G
       Class B
                              December 31, 1998               203,768.87                  8.89%
                              November 30, 1998               178,018.65                  7.77%
                              October 31, 1998                194,635.29                  8.49%

      Series 1996-A
       Class A1
                              December 31, 1998             1,635,270.44                  8.92%
                              November 30, 1998             1,439,950.91                  7.85%
                              October 31, 1998              1,526,880.27                  8.33%

      Series 1996-A
       Class A2
                              December 31, 1998             1,635,270.44                  8.92%
                              November 30, 1998             1,439,950.91                  7.85%
                              October 31, 1998              1,526,880.27                  8.33%

      Series 1996-A
       Class B
                              December 31, 1998               196,742.36                  8.99%
                              November 30, 1998               171,529.97                  7.84%
                              October 31, 1998                181,212.16                  8.28%

      Series 1996-B
       Class A
                              December 31, 1998             4,827,629.04                  8.93%
                              November 30, 1998             4,247,065.09                  7.86%
                              October 31, 1998              4,503,457.84                  8.33%

      Series 1996-B
       Class B
                              December 31, 1998               309,007.29                  8.99%
                              November 30, 1998               270,272.32                  7.86%
                              October 31, 1998                288,597.15                  8.40%

      Series 1996-C
       Class A
                              December 31, 1998             4,509,813.98                  8.94%
                              November 30, 1998             3,963,815.41                  7.86%
                              October 31, 1998              4,201,437.57                  8.33%

      Series 1996-C
       Class B
                              December 31, 1998               288,087.02                  8.98%
                              November 30, 1998               250,806.28                  7.82%
                              October 31, 1998                268,462.46                  8.37%

      Series 1996-D
       Class A
                              December 31, 1998             4,509,813.98                  8.94%
                              November 30, 1998             3,963,815.41                  7.86%
                              October 31, 1998              4,201,437.57                  8.33%

      Series 1996-D
       Class B
                              December 31, 1998               288,087.02                  8.98%
                              November 30, 1998               250,806.28                  7.82%
                              October 31, 1998                268,462.46                  8.37%


                                                        Receivables Written Off
                                                         as Uncollectible with
                                                            Respect to the            % of Receivables
                             Monthly Period             Participation Interests       Outstanding on an
       Series/Class               Ended                  of Certificateholders        Annualized Basis
       ------------               -----                  ---------------------        ----------------
      Series 1996-E
       Class A
                              December 31, 1998             3,219,733.30                  8.93%
                              November 30, 1998             2,833,068.90                  7.86%
                              October 31, 1998              3,000,068.04                  8.32%

      Series 1996-E
       Class B
                              December 31, 1998               203,768.87                  8.89%
                              November 30, 1998               178,018.65                  7.77%
                              October 31, 1998                194,635.29                  8.49%

      Series 1998-A
       Class A
                              December 31, 1998             7,192,606.90                  8.93%
                              November 30, 1998             6,321,226.46                  7.85%
                              October 31, 1998              6,704,850.05                  8.33%

      Series 1998-A
       Class B
                              December 31, 1998               640,875.37                  8.92%
                              November 30, 1998               567,911.52                  7.90%
                              October 31, 1998                597,328.98                  8.31%

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Amended and Restated Pooling and Servicing Agreement dated as of December 1, 1993 as amended and restated on May 23, 1994 as Exhibit 4.1, to the Registrant's Registration Statement on Form S-3(No.33-05433), as amended by Amendment Number 1 to the Amended and Restated Pooling and Servicing Agreement, dated July 1, 1994, and as further amended by Amendment Number 2 to the Amended and Restated Pooling and Servicing Agreement, dated as of October 6, 1995. Amendment Number 3 to the Amended and Restated Pooling and Servicing Agreement dated February 20,1998, was filed with the Securities and Exchange Commission as Exhibit 4.1 of the Form 8-K dated March 10, 1998).

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

     (b) At February 28, 1999 there were thirteen (13) holders of record of the Series 94-B Class A Certificates, three (3) holders of record of the Series 94-B Class B Certificates, nine (9) holders of record of the Series 95-A Class A Certificates, three (3) holders of record of the Series 95-A Class B Certificates, eleven (11) holders of record of the Series 95-C Class A Certificates, one (1) holder of record of the Series 95-C Class B Certificates, thirteen (13) holders of record of the Series 95-D Class A Certificates, one (1) holder of record of the Series 95-D Class B Certificates, thirty-five (35) holders of record of the Series 95-F Class A1 Certificates, twenty-four (24) holders of record of the Series 95-F Class A2 Certificates, three
          (3) holders of record of the Series 95-F Class B Certificates, six
          (6) holders of record of the Series 95-G Class A Certificates, one
          (1) holder of record of the Series 95-G Class B Certificates, twenty-two (22) holders of record of the Series 96-A Class A1 Certificates, eight (8) holders of record of the Series 96-A Class
          A2 Certificates, one (1) holder of record of the Series 96-A Class B Certificates, fourteen (14) holders of record of the Series 96-B Class A Certificates, two (2) holders of record of the Series 96-B Class B Certificates, nine (9) holders of record of the Series 96-C Class A Certificates, three (3) holders of record of the Series 96-C Class B Certificates, ten (10) holders of record of the Series 96-D Class A Certificates, two (2) holders of record of the Series 96-D Class B Certificates, eight (8) holders of record of Series 96-E Class A Certificates, three (3) holders of record of Series 96-E Class B Certificates, twenty (20) holders of record of Series 98-A Class A Certificates and six (6) holders of record of Series 98-A Class B Certificates.


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

Item l2. Security Ownership of Certain Beneficial Owners and Management

(a)(i) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 94-B Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          -------------

Bank of New York (The)                      9.28%                   $ 61,225
925 Patterson Plank Rd
Secaucus, NJ 07094


Bankers Trust Company                      27.52%                  $ 181,655
c/o BT Svcs Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211


Chase Manhattan Bank                       39.10%                  $ 258,050
4 New York Plaza, 13th Floor
New York, NY  10004


Prudential Securities Custody              14.43%                   $ 95,235
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

(a)(ii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 94-B Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          -------------

Bank of New York (The)                     33.33%                   $ 10,000
925 Patterson Plank Rd
Secaucus, NJ 07094


Chase Manhattan Bank                       58.33%                    $17,500
4 New York Plaza, 13th Floor
New York, NY  10004


Chase Securities Inc.                       8.33%                     $2,500
55 Water Street, Room 434
New York, NY 10041

(a)(v) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-A Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          -------------

Bank of New York                           30.61%                    $183,200
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Co.           5.03%                    $ 30,120
c/o Mellon Bank, N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259


State Street Bank and Trust Co.            53.77%                    $321,830
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

(a)(vi) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-A Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          -------------

Bank of New York (The)                     14.29%                     $ 5,000
925 Patterson Plank Rd.
Secaucus, NJ 07094


Bankers Trust Company                      71.43%                     $25,000
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211


Citibank, N.A.                             14.29%                      $5,000
P.O. Box 30576
Tampa, FL 33630

(a)(vii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-C Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          -------------

Bank of New York                            8.14%                   $ 39,760
925 Patterson Plank Road
Secaucus, NJ 07094


Bankers Trust                              13.30%                   $ 65,000
c/o BT Services Tennessee, Inc
648 Grassmere Park Dr.
Nashville, TN 37211


Boston Safe Deposit And Trust Co.          15.43%                   $ 75,400
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259


Brown Brothers Harriman & Co.               8.59%                   $ 42,000
63 Wall Street, 8th Floor
New York, NY 10005


Chase Manhattan Bank                       10.21%                   $ 49,905
4 New York Plaza, 13th Floor
New York, NY 10004


State Street Bank and Trust Co.            26.79%                   $130,950
Global Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105


Swiss American Securities, Inc.            11.05%                   $ 54,000
100 Wall Street
New York, NY 10005

(a)(viii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-C Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          -------------

NBD Bank                                    100.00%                  $34,500
Attn: Securities Dept.
611 Woodward Ave.
Detroit, MI 48226

(a)(ix) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-D Class A Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          -------------

Bank of New York (The)                     15.58%                   $ 80,850
925 Patterson Plank Rd.
Secaucus, NJ 07094

Bankers Trust Company                      12.79%                   $ 66,400
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                       38.54%                   $200,000
4 New York Plaza, 13th Floor
New York, NY 10004

Republic National Bank of New York          7.71%                   $ 40,000
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

State Street Bank and Trust Co.            11.59%                   $ 60,150
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

(a)(x) Each holder at February 28, 1999 of more than five percent (5%) of the Series 95-D Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

NBD Bank                                   100.00%                  $30,000
Attn: Securities Dept.
611 Woodward Ave.
Detroit, MI 48226

(a)(xi) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-F Class A1 Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York (The)                      7.19%                    $27,200
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                      15.31%                    $57,900
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Co.          14.28%                    $54,000
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                       13.13%                    $49,670
4 New York Plaza, 13th Floor
New York, NY  10004

Deutsche Bank A.G. New York Branch         11.72%                    $44,335
31 West 52nd Street
New York, NY 10019

Northern Trust Company (The)                8.50%                    $32,150
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Co.             9.79%                    $37,025
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

(a)(xii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-F Class A2 Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York                           20.98%                    $ 79,350
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Co.          17.04%                    $ 64,460
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank                       16.24%                    $ 61,440
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                              6.66%                    $ 25,210
P.O. Box 30576
Tampa, FL 33630

Republic National Bank of New York         11.90%                    $ 45,000
Investment Account
1 Hanson Place, Lower Level
Brooklyn. NY 11243

State Street Bank and Trust Co.            15.06%                    $ 56,950
Global Corp. Action Dept. JAB5W
P.P Box 1631
Boston, MA. 02105

(a)(xiii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-F Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York (The)                     11.76%                   $ 5,250
925 Patterson Plank Rd.
Secaucus, NJ 07094

BT/Inv AC                                  32.21%                   $14,375
16 Wall Street, 5th Floor
New York, NY  10005

Fuji Bank                                  56.02%                   $25,000
2 World Trade Center, 81st Floor
New York, NY  10048

(a)(xiv) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-G Class A Certificates is indicated below:



                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York (The)                       8.67%                  $ 37,500
925 Patterson Plank Rd.
Secaucus, NJ 07094

Brown Brothers Harriman & Co.               12.72%                  $ 55,000
63 Wall Street, 8th Floor
New York, NY 10005

Bankers Trust Company                       11.56%                  $ 50,000
Dealers Clearance Account #2
16 Wall Street
New York, NY 10005

Chase Manhattan Bank                        20.81%                  $ 90,000
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                              11.56%                  $ 50,000
P.O. Box 30576
Tampa, FL 33630

Prudential Securities                       34.68%                  $150,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

(a)(xv) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 95-G Class B Certificates is indicated below:

                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Chase Manhattan Bank                       100.00%                  $27,500
4 New York Plaza, 13th Floor
New York, NY 10004

(a)(xvi) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-A Class A1 Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York                           10.70%                   $23,545
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                      25.50%                   $56,095
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211

Chase Manhattan Bank                       19.59%                   $43,100
4 New York Plaza, 13th Floor
New York, NY 10004

FUNB - Phila. Main                          6.20%                   $13,630
530 Walnut Street
FC1-9-81-48
Philadelphia, PA 19101

Northern Trust Company (The)                5.57%                   $12,250
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Co.            16.72%                   $36,775
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

(a)(xvii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-A Class A2 Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York (The)                    13.64%                   $ 30,000
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                      35.91%                   $ 79,000
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                            21.59%                   $ 47,500
P.O. Box 30756
Tampa, FL 33630

Credit Suisse First Boston Corp.          15.45%                   $ 34,000
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

State Street Bank and Trust Co.            9.09%                   $ 20,000
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

(a)(xviii) Each holder of record at February 28, 1999 of more than five percent
           (5%) of the Series 96-A Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Swiss American Securities, Inc.            100.00%                  $26,250
100 Wall Street
New York, NY 10005

(a)(xix) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-B Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bankers Trust Company                      12.89%                    $ 83,610
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                       18.04%                    $117,026
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                             13.72%                    $ 89,000
P.O. Box 30576
Tampa, FL 33630

U.S. Bank National Association             31.60%                    $205,000
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN 55402

(a)(xx) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-B Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Boston Safe Deposit & Trust Co.            39.39%                   $16,250
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room, 153-3015
Pittsburgh, PA 15259

Fuji Bank & Trust Co.                      60.61%                   $25,000
2 World Bank Center, 81st Floor
New York, NY 10048

(a)(xxi) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-C Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York (The)                      7.84%                   $ 47,500
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                       16.66%                   $100,900
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                             23.12%                   $140,000
P.O. Box 30576
Tampa, FL 33630

State Street Bank and Trust Co.            40.72%                   $246,575
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

(a)(xxii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-C Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York (The)                     12.99%                   $ 5,000
925 Patterson Plank Road
Secaucus, NJ 07094

Bankers Trust Company                      22.08%                   $ 8,500
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

Fuji Bank and Trust Company (The)          64.94%                   $25,000
2 World Trade Center, 81st Floor
New York, NY 10048

(a)(xxiii) Each holder of record at February 28, 1998 of more than five percent
           (5%) of the Series 96-D Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York (The)                      9.54%                   $ 57,750
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                       25.24%                   $152,830
4 New York Plaza, 13th Floor
New York, NY 10004

Harris Trust & Savings Bank                14.53%                   $ 88,000
Proxy Operations
111 West Monroe Street, LLE
Chicago, IL 60603

State Street Bank and Trust Co.             9.22%                   $ 55,810
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

Warburg Dillon Reed LLC                    33.03%                   $200,000
677 Washington Blvd
Stamford, CT 06901

(a)(xxiv) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-D Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

ABN AMRO Incorporated                      64.94%                   $25,000
Bond Trading
181 W. Madison
Chicago, IL 60603

Boston Safe Deposit & Trust                35.06%                   $13,500
c/o Mellon Bank, N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

(a)(xxv) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-E Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Brown Brothers Harriman & Co.               5.78%                   $ 25,000
63 Wall Street, 8th Floor
New York, NY 10005

Chase Manhattan Bank                       32.31%                   $139,750
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                             19.42%                   $ 84,000
P.O. Box 30576
Tampa, FL 33630

J.P. Morgan Securities Inc.                 5.78%                   $ 25,000
Asset Backed
500 Stanton Christiana Road
Newark, DE 19713

State Street Bank and Trust Co.            28.32%                   $122,500
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

(a)(xxvi) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 96-E Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York (The)                      9.09%                   $ 2,500
925 Patterson Plank Road
Secaucus, NJ 07094

NBD Bank                                   36.36%                   $10,000
Attn: Securities Dept.
611 Woodward Avenue
Detroit, MI 48226

SSB - Bank Portfolio                       54.55%                   $15,000
225 Franklin Street
Boston, MA 02110

(a)(xxvii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 98-A Class A Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bankers Trust Company                      12.70%                  $122,725
c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211

BNY/ITC Dealers Clearance Special           5.18%                  $ 50,000
c/o Schapiro & Co. In.
One Chase Manhattan Plaza, 58th Floor
New York, NY 10005

Brown Brothers Harriman & Co.               9.32%                  $ 90,000
63 Wall Street, 8th Floor
New York, NY 10005

Chase Manhattan Bank                        7.76%                  $ 75,000
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                             15.01%                  $145,000
P.O. Box 30576
Tampa, FL 33630

State Street Bank and Trust Co.            36.66%                  $354,110
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105

(a)(xxviii) Each holder of record at February 28, 1999 of more than five percent (5%) of the Series 98-A Class B Certificates is indicated below:


                                                                  Dollar Amount
                                                                       of
                                         Percent                  Certificates
                                      of Certificates                 Held
  Name and Address of Holder               Held                   (in $1,000's)
- -------------------------------    --------------------          ------------

Bank of New York/                           8.12%                   $ 7,000
Barclays De Zoete Wedd Securities
One Wall Street, 4th Floor
New York, NY 10286

Bankers Trust Company                       6.09%                   $ 5,250
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

Chase Manhattan Bank                       17.39%                   $15,000
4 New York Plaza, 13th Floor
New York, NY 10005

Citibank, N.A                              18.55%                   $16,000
P.O. Box 30576
Tampa, FL 33630

NBD Bank                                   28.99%                   $25,000
Attn:  Securities Dept.
611 Woodward Avenue
Detroit, MI 48226

SSB Bank Portfolio                         20.87%                   $18,000
225 Franklin Street
Boston, MA 02110

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

                                    Fleet Credit Card Master Trust II
                                    BY:  Fleet Bank (RI) National Association,
                                         as Servicer


Dated:  March 31, 1999                         By:  /s/ John Kirby Bray
                                                    --------------------
                                                    John Kirby Bray
                                                    Executive Vice President and
                                                    Chief Financial Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Joseph W. Saunders, John Kirby Bray, or either of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1998 relating to Fleet Credit Card Master Trust II (formerly ADVANTA Master Credit Card Trust II) and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fleet Bank (RI), National Association, as Servicer for the Fleet Credit Card Master Trust II and in the capacities indicated on the 31st day of March, 1999.

         Signature                     Title


/s/ Joseph W. Saunders                 Chairman, President, Chief Executive
- -------------------------            Officer and Director
Joseph W. Saunders

/s/ John Kirby Bray                    Executive Vice President and
- -------------------------            Principal Financial Officer
John Kirby Bray


/s/ Michael J. Sheahan                 Controller and Principal Accounting
- -------------------------            Officer
Michael J. Sheahan


/s/ Robert B. Hedges, Jr.              Director
- -------------------------
Robert B. Hedges, Jr.


/s/ V. Duncan Johnson                  Director
- -------------------------
V. Duncan Johnson


/s/ Eugene M. McQuade                  Director
- -------------------------
Eugene M. McQuade

/s/ Brian T. Moynihan                  Director
- -------------------------
Brian T. Moynihan


/s/ Evelyn F. Murphy                   Director
- -------------------------
Evelyn F. Murphy


/s/ H. Jay Sarles                      Director
- -------------------------
H. Jay Sarles


/s/ Hayden D. Watson                   Director
- -------------------------
Hayden D. Watson


/s/ Michael R. Zucchini                Director
- -------------------------
Michael R. Zucchini

                                INDEX TO EXHIBITS



           Exhibit                 Description of             Sequential Page
           Number                     Exhibit                      Number
- ------------------------------------------------------------------------------

             24           Powers of Attorney                         34
                          (included on signature page)

             99           Supplementary Trust Data                   37