Form 10-K
FLEET CREDIT CARD MASTER TRUST II
filed 2000-03-31
CIK 924992

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________ Commission File No. 33-05433

Fleet Bank (RI), National Association

(with respect to Fleet Credit Card Master Trust II)

(formerly ADVANTA Master Credit Card Trust II)

(Exact name of Registrant as specified in its Charter)

United States of America

(State or other Jurisdiction of incorporation)

05-0495490

(I.R.S. Identification No.)

111 Westminster Street, Providence, Rhode Island 02903

(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code (401) 278-6000.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class which registered:	None
Name of each exchange on:	N/A
Securities registered pursuant to Section 12(g) of the Act:	None

Title of class

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
Document	Form 10-K Reference
Current Reports on Form 8-K filed between February 15, 1999 and January 15, 2000	Part I, Item 2

 PART I

Item 1. Business

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

Item 2. Properties

The information set forth in the Current Reports on Form 8-K dated February 15, 1999 through January 15, 2000, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 1999, approximately 1.72% of the accounts and 4.75% of the receivables were 30 days or more delinquent. The aggregate outstanding balance of such delinquent accounts was $523,872,121.82. Set forth below is certain information with respect to the Class A Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A2"), the Class B Floating Rate Asset Back Certificates, Series 95-F ("Series 95-F Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A2"), the Class B Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class B") the Class A Floating Rate Asset Backed Certificates, Series 98-A ("Series 98-A Class A") and the Class B Floating Rate Asset Backed Certificates, Series 98-A ("Series 98-A Class B") the Class A Floating Rate Asset Backed Certificates, Series 99-A ("Series 99-A Class A") and the Class B Floating Rate Asset Backed Certificates, Series 99-A ("Series 99-A Class B") the Class A Floating Rate Asset Backed Certificates, Series 99-B ("Series 99-B Class A") and the Class B Floating Rate Asset Backed Certificates, Series 99-B ("Series 99-B Class B") the Class A Fixed Rate Asset Backed Certificates, Series 99-C ("Series 99-C Class A") and the Class B Fixed Rate Asset Backed Certificates, Series 99-C ("Series 99-C Class B") the Class A Floating Rate Asset Backed Certificates, Series 99-D ("Series 99-D Class A") and the Class B Floating Rate Asset Backed Certificates, Series 99-D ("Series 99-D Class B").

Series/Class	Monthly Period Ended	Receivables Written Off as Uncollectible with Respect to the Participation Interests of Certificateholders	% of Receivables Outstanding on an Annualized Basis
Series 1994-B Class A	December 31, 1999	362,252.69	0.00%
	November 30, 1999	733,092.52	12.00%
	October 31, 1999	906,953.75	7.42%
Series 1994-B Class B	December 31, 1999	147,001.09	5.88%
	November 30, 1999	150,930.81	6.04%
	October 31, 1999	168,592.42	6.74%
Series 1995-A Class A	December 31, 1999	2,945,271.91	5.91%
	November 30, 1999	2,997,054.69	6.01%
	October 31, 1999	3,320,384.30	6.66%
Series 1995-A Class B	December 31, 1999	173,251.29	5.94%
	November 30, 1999	172,492.36	5.91%
	October 31, 1999	192,479.89	6.60%
Series 1995-C Class A	December 31, 1999	2,404,517.88	5.90%
	November 30, 1999	2,447,235.31	6.01%
	October 31, 1999	2,708,493.59	6.65%
Series 1995-C Class B	December 31, 1999	168,001.25	5.84%
	November 30, 1999	172,492.36	6.00%
	October 31, 1999	192,479.89	6.69%
Series 1995-D Class A1	December 31, 1999	2,551,518.98	5.90%
	November 30, 1999	2,598,166.12	6.01%
	October 31, 1999	2,877,086.01	6.65%
Series 1995-D Class A2	December 31, 1999	252,001.87	5.93%
	November 30, 1999	253,348.15	5.96%
	October 31, 1999	282,057.89	6.64%
Series 1995-D Class B	December 31, 1999	147,001.09	5.88%
	November 30, 1999	150,930.81	6.04%
	October 31, 1999	168,592.42	6.74%
Series 1995-F Class A1	December 31, 1999	1,858,513.82	5.90%
	November 30, 1999	1,892,025.54	6.00%
	October 31, 1999	2,096,602.88	6.65%
Series 1995-F Class A2	December 31, 1999	1,863,763.86	5.91%
	November 30, 1999	1,892,025.54	6.00%
	October 31, 1999	2,096,602.88	6.65%
Series 1995-F Class B	December 31, 1999	220,501.64	5.93%
	November 30, 1999	231,786.60	6.23%
	October 31, 1999	250,818.40	6.74%
Series 1995-G Class A	December 31, 1999	2,126,265.81	0.00%
	November 30, 1999	2,166,935.23	6.01%
	October 31, 1999	2,396,576.37	6.65%
Series 1995-G Class B	December 31, 1999	136,501.02	5.96%
	November 30, 1999	134,759.65	5.88%
	October 31, 1999	155,268.53	6.78%
Series 1996-A Class A1	December 31, 1999	1,081,508.04	5.90%
	November 30, 1999	1,099,638.77	6.00%
	October 31, 1999	1,219,189.72	6.65%
Series 1996-A Class A2	December 31, 1999	1,081,508.04	5.90%
	November 30, 1999	1,099,638.77	6.00%
	October 31, 1999	1,219,189.72	6.65%
Series 1996-A Class B	December 31, 1999	131,250.98	6.00%
	November 30, 1999	134,759.65	6.16%
	October 31, 1999	149,296.66	6.82%
Series 1996-B Class A	December 31, 1999	3,192,023.74	5.90%
	November 30, 1999	3,250,402.84	6.01%
	October 31, 1999	3,597,850.48	6.65%
Series 1996-B Class B	December 31, 1999	204,751.52	5.96%
	November 30, 1999	204,834.67	5.96%
	October 31, 1999	228,311.09	6.64%
Series 1996-C Class A	December 31, 1999	2,982,022.18	5.91%
	November 30, 1999	3,029,397.01	6.00%
	October 31, 1999	3,357,595.66	6.65%
Series 1996-C Class B	December 31, 1999	189,001.41	5.89%
	November 30, 1999	194,053.90	6.05%
	October 31, 1999	210,395.49	6.56%
Series 1996-D Class A	December 31, 1999	2,982,022.18	5.91%
	November 30, 1999	3,029,397.01	6.00%
	October 31, 1999	3,357,595.66	6.65%
Series 1996-D Class B	December 31, 1999	189,001.41	5.89%
	November 30, 1999	194,053.90	6.05%
	October 31, 1999	210,395.49	6.56%
Series 1996-E Class A	December 31, 1999	2,126,265.81	5.90%
	November 30, 1999	2,166,935.23	6.01%
	October 31, 1999	2,396,576.37	6.65%
Series 1996-E Class B	December 31, 1999	136,501.02	5.96%`
	November 30, 1999	134,759.65	5.88%
	October 31, 1999	155,268.53	6.78%
Series 1998-A Class A	December 31, 1999	4,751,285.34	5.90%
	November 30, 1999	4,835,176.37	6.01%
	October 31, 1999	5,357,268.51	6.65%
Series 1998-A Class B	December 31, 1999	425,253.16	5.92%
	November 30, 1999	431,230.89	6.00%
	October 31, 1999	475,917.94	6.62%
Series 1999-A Class A	December 31, 1999	2,451,768.24	5.91%
	November 30, 1999	2,490,358.40	6.00%
	October 31, 1999	2,762,240.39	6.66%
Series 1999-A Class B	December 31, 1999	220,501.64	5.88%
	November 30, 1999	226,396.22	6.04%
	October 31, 1999	247,606.85	6.60%
Series 1999-B Class A	December 31, 1999	2,042,265.19	5.91%
	November 30, 1999	2,075,298.66	6.00%
	October 31, 1999	2,301,026.50	6.65%
Series 1999-B Class B	December 31, 1999	183,751.37	5.88%
	November 30, 1999	188,663.51	6.04%
	October 31, 1999	209,015.33	6.69%
Series 1999-C Class A	December 31, 1999	1,244,259.25	5.91%
	November 30, 1999	1,230,125.64	5.84%
	October 31, 1999	0.00	0.00%
Series 1999-C Class B	December 31, 1999	99,750.74	5.91%
	November 30, 1999	99,882.00	5.92%
	October 31, 1999	0.00	0.00%
Series 1999-D Class A	December 31, 1999	2,404,517.88	5.90%
	November 30, 1999	2,381,397.08	5.84%
	October 31, 1999	0.00	0.00%
Series 1999-D Class B	December 31, 1999	220,501.64	5.88%
	November 30, 1999	220,791.78	5.89%
	October 31, 1999	0.00	0.00%

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Amended and Restated Pooling and Servicing Agreement dated as of December 1, 1993 as amended and restated on May 23, 1994 as Exhibit 4.1, to the Registrant's Registration Statement on Form S-3(No.33-05433), as amended by Amendment Number 1 to the Amended and Restated Pooling and Servicing Agreement, dated July 1, 1994, and as further amended by Amendment Number 2 to the Amended and Restated Pooling and Servicing Agreement, dated as of October 6, 1995. Amendment Number 3 to the Amended and Restated Pooling and Servicing Agreement dated February 20,1998, was filed with the Securities and Exchange Commission as Exhibit 4.1 of the Form 8-K dated March 10, 1998) and as further amended by Amendment Number 4 to the Amended and Restated Pooling and Servicing Agreement, dated as of May 14, 1999.

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

(b) At February 29, 2000 there were nine (9) holders of record of the Series 95-A Class A Certificates, three (3) holders of record of the Series 95-A Class B Certificates, eleven (11) holders of record of the Series 95-C Class A Certificates, one (1) holder of record of the Series 95-C Class B Certificates, thirteen (13) holders of record of the Series 95-D Class A Certificates, one (1) holder of record of the Series 95-D Class B Certificates, thirty-five (35) holders of record of the Series 95-F Class A1 Certificates, twenty-four (24) holders of record of the Series 95-F Class A2 Certificates, three (3) holders of record of the Series 95-F Class B Certificates, twenty-two (22) holders of record of the Series 96-A Class A1 Certificates, eight (8) holders of record of the Series 96-A Class A2 Certificates, one (1) holder of record of the Series 96-A Class B Certificates, fourteen (14) holders of record of the Series 96-B Class A Certificates, two (2) holders of record of the Series 96-B Class B Certificates, nine (9) holders of record of the Series 96-C Class A Certificates, three (3) holders of record of the Series 96-C Class B Certificates, ten (10) holders of record of the Series 96-D Class A Certificates, two (2) holders of record of the Series 96-D Class B Certificates, eight (8) holders of record of Series 96-E Class A Certificates, three (3) holders of record of Series 96-E Class B Certificates, twenty (20) holders of record of Series 98-A Class A Certificates, six (6) holders of record of Series 98-A Class B Certificates, twenty-two (22) holders of record of the Series 99-A Class A Certificates, one (1) holder of record of the Series 99-A Class B Certificates, fourteen (14) holders of record of the Series 99-B Class A Certificates, two (2) holders of record of the Series 99-B Class B Certificates, nine (9) holders of record of the Series 99-C Class A Certificates, three (3) holders of record of the Series 99-C Class B Certificates, ten (10) holders of record of the Series 99-D Class A Certificates and two (2) holders of record of the Series 99-D Class B Certificates.

(c) Not applicable.

 Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the Supplementary Trust Data relating to the performance of the

Trust filed as Exhibit 99 under Item 14(a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)(i) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-A Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	15.57%	$93,200
Boston Safe Deposit and Trust Co.
c/o Mellon Bank, N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259
	5.03%	$30,120
Prudential Securities Custody
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717
	20.05%	$ 120,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	50.43%	$ 301,830

(a)(ii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	14.29%	$5,000
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	71.42%	$25,000
Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630
	14.29%	$ 5,000

(a)(iii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	16.32%	$79,760
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	7.16%	$35,000
Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY 10005
	8.59%	$42,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	38.44%	$187,855
Swiss American Securities, Inc.
100 Wall Street
New York, NY 10005
	10.13%	$49,500

 (a)(iv) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Co., N.A.
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240
	100.00%	$34,500

(a)(v) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	8.43%	$43,750
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	14.37%	$74,600
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	40.62%	$210,800
HSBC Bank USA/Republic
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243
	7.71%	$40,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	11.42%	$59,250
U.S Bank National Association
601 Second Avenue
South Minneapolis, MN 55402
	5.01%	$26,000

 (a)(vi) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Co., N.A.
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240
	100.00%	$30,000

(a)(vii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-F Class A1 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	17.83%	$67,450
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	7.01%	$26,500
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	17.48%	$66,120
Deutsche Bank A.G.
New York Branch
31 West 52nd Street
New York, NY 10019
	12.25%	$46,335
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	6.91%	$26,150
SSB - Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	7.80%	$29,500
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	7.56%	$28,610

 (a)(viii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-F Class A2 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	12.59%	$47,605
Boston Safe Deposit and Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center, Rm 153-3015
Pittsburgh, PA 15259
	17.23%	$65,165
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	24.29%	$91,860
HSBC Bank USA/Republic
Investment Account
One Hanson Place, Lower Level
Brooklyn. NY 11243
	11.90%	$45,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	21.49%	$81,275

(a)(ix) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 95-F Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	11.77%	$5,250
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	32.21%	$14,375
Fuji Bank and Trust Company (The)
2 World Trade Center, 81st Floor
New York, NY 10048
	56.02%	$25,000

(a)(x) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-A Class A1 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN 37211
	18.51%	$40,715
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	13.07%	$28,750
Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630-3576
	5.78%	$12,725
FUNB - Phila. Main
123 South Broad Street
Philadelphia, PA 19109
	8.47%	$18,630
Harris Trust & Savings Bank
Proxy Operations
111 West Monroe Street LLE
Chicago, IL 60603
	9.09%	$20,000
Fifth Third Bank (The)
Dept. 00850 - Proxy 38
Fountain Square Plaza
Cincinnati, OH 45263
	14.48%	$31,850
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	9.66%	$21,250

(a)(xi) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-A Class A2 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	7.73%	$17,000
The Bank of New York/Credit Agricole
One Wall Street
New York, NY 10286
	9.09%	$20,000
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center, Rm 153-3015
Pittsburgh, PA 15259
	18.18%	$40,000
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	33.64%	$74,000
Norwest Bank Minnesota, National Association
733 Marquette Avenue
Minneapolis, MN 55479-0056
	12.50%	$27,500
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	12.27%	$27,000

(a)(xii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Swiss American Securities, Inc.
100 Wall Street
New York, NY 10005
	100.00%	$26,250

(a)(xiii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	8.95%	$58,050
Boston Safe Deposit and Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, Pa 15259
	6.49%	$42,100
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	14.94%	$96,915
Norwest Bank Minnesota, National Association
733 Marquette Avenue
Minneapolis, MN 55479-0056
	6.78%	$44,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	12.30%	$79,771
U.S. Bank National Association
MPFP 1603 Proxy Unit
601 Second Ave.
South Minneapolis, MN 55402
	31.60%	$205,000

(a)(xiv) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259
	39.39%	$16,250
Fuji Bank & Trust Co.
2 World Trade Center, 81st Floor
New York, NY 10048
	60.61%	$25,000

(a)(xv) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	6.71%	$40,617
Bankers Trust Company
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	5.22%	$31,600
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	13.87%	$84,000
Norwest Bank Minnesota, National Association
733 Marquette Avenue
Minneapolis, MN 55479-0056
	12.06%	$73,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	51.15%	$309,683

(a)(xvi) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-C Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	12.99%	$5,000
Fuji Bank and Trust Company (The)
2 World Trade Center, 81st Floor
New York, NY 10048
	64.93%	$25,000
SSB - Bank Portfolio
1776 Heritage Dr.
Global Corp. Action Unit.
JAB5NW
N. Quincy, MA 02171
	22.08%	$8,500

(a)(xvii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	8.20%	$49,650
Boston Safe Deposit and Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259
	7.91%	$47,880
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	27.41%	$165,960
Harris Trust & Savings Bank
Proxy Operations
111 West Monroe Street, LLE
Chicago, IL 60603
	7.43%	$45,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	35.32%	$213,870

(a)(xviii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Company, N.A.
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240
	25.97%	$10,000
Boston Safe Deposit and Trust Co.
c/o Mellon Bank, N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259
	35.07%	$13,500
Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630-3576
	38.96%	$15,000

(a)(xix) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-E Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	12.17%	$52,650
Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY 10005
	5.78%	$25,000
Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630
	9.71%	$42,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	49.02%	$212,000
Swiss American Securities, Inc.
100 Wall Street
New York, NY 10005
	7.40%	$32,000

(a)(xx) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 96-E Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	9.09%	$2,500
Bank One Trust Company, N.A.
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240
	36.36%	$10,000
SSB - Bank Portfolio
1776 Heritage Dr.
Global Corporate Action Dept.
JAB5NW
N. Quincy, MA 02171
	54.55%	$15,000

(a)(xxi) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 98-A Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	10.62%	$102,615
Boston Safe Deposit & Trust Co.
c/o Mellon Bank, N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259
	7.97%	$77,000
Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY 10005
	5.18%	$50,000
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	10.36%	$100,040
Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630-3576
	9.21%	$89,000
Norwest Bank Minnesota, National Association
733 Marquette Avenue
Minneapolis, MN 55479-0056
	5.18%	$50,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	37.67%	$363,850

(a)(xxii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 98-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	11.59%	$10,000
Bank One Trust Company, N.A.
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240
	28.99%	$25,000
Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630-3576
	23.19%	$20,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	8.12%	$7,000
SSB - Bank Portfolio
1776 Heritage Dr.
Global Corporate Action Unit
JAB5NW
N. Quincy, MA 02171
	20.87%	$18,000

(a)(xxiii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 99-A Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY 10005
	7.02%	$34,950
Citibank, N.A.
P.O. Box 30756
Tampa, FL 33630-3576
	6.02%	$30,000
Deutsche Bank A.G., New York Branch
31 West 52nd Street
New York, NY 10019
	15.96%	$79,500
Investors Bank & Trust/M.F. Custody
200 Clarendon Street 15th Floor
Hancock Tower Boston, MA 02116
	9.04%	$45,000
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	20.08%	$100,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	32.54%	$162,050

(a)(xxiv) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 99-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	44.45%	$20,000
Bank One Trust Company, N.A.
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240
	22.22%	$10,000
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	33.33%	$15,000

(a)(xxv) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 99-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	45.30%	$188,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	43.86%	$182,000
Swiss American Securities, Inc.
100 Wall Street
New York, NY 10005
	7.23%	$30,000

(a)(xxvi) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 99-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Company, N.A.
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240
	26.67%	$10,000
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259
	26.67%	$10,000
Citibank, N.A.
P.O. Box 30756
Tampa, FL 33630-3576
	46.66%	$17,500

(a)(xxvii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 99-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	9.95%	$25,150
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	8.43%	$21,310
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259
	8.81%	$22,275
SSB - Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	12.11%	$30,600
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	6.05%	$15,295
Suntrust Bank
303 Peachtree Street, 23rd Floor
Atlanta, GA 30302
	33.63%	$85,000
Fifth Third Bank (The)
Dept. 00850 - Proxy 38
Fountain Square Plaza
Cincinnati, OH 45263
	15.47%	$39,100

(a)(xxviii) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 99-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Chase Manhattan Bank
4 New York Plaza, 13th Floor
New York, NY 10004
	64.20%	$13,000
FUNB - Phila. Main
123 South Broad Street
Philadelphia, PA 19109
	14.81%	$3,000
SSB - Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	20.99%	$4,250

(a)(xxix) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 99-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259
	21.47%	$105,000
Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY 10005
	6.13%	$30,000
Merrill Lynch, Pierce, Fenner & Smith, Inc. - Debt SEC
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855
	6.13%	$30,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Dept.
JAB5NW
N. Quincy, MA 02171
	56.24%	$275,015

(a)(xxx) Each holder of record at February 29, 2000 of more than five percent (5%) of the Series 99-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	55.56%	$25,000
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211
	22.22%	$10,000
Bank One Trust Company, N.A.
1900 Polaris Parkway, 4th Floor
Columbus, OH 43240
	22.22%	$10,000

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

Fleet Credit Card Master Trust II

BY: Fleet Bank (RI) National Association, as Servicer

 Dated: March 31, 2000

By: /s/John Kirby Bray

John Kirby Bray

Executive Vice President and

Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Joseph W. Saunders, John Kirby Bray, or either of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1999 relating to Fleet Credit Card Master Trust II (formerly ADVANTA Master Credit Card Trust II) and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fleet Bank (RI), National Association, as Servicer for the Fleet Credit Card Master Trust II and in the capacities indicated on the 31st day of March, 2000.
Signature	Title
/s/Joseph W. Saunders	Chairman, President, Chief Executive Officer and Director
Joseph W. Saunders

/s/John Kirby Bray	Executive Vice President and Cheif Financial Officer
John Kirby Bray

/s/Michael J. Sheahan	Controller
Michael J. Sheahan

/s/Anne Finucane	Director
Anne Finucane

/s/Robert B. Hedges, Jr.	Director
Robert B. Hedges, Jr.

/s/V. Duncan Johnson	Director
V. Duncan Johnson

/s/Eugene M. McQuade	Director
Eugene M. McQuade

/s/Brian T. Moynihan	Director
Brian T. Moynihan

/s/Evelyn F. Murphy	Director
Evelyn F. Murphy

/s/H. Jay Sarles	Director
H. Jay Sarles

 INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Sequential Page Number
24	Powers of Attorney (included on signature page)	34

99	Supplementary Trust Data	37