Form 10-K
FLEET CREDIT CARD MASTER TRUST II
filed 2001-03-29
CIK 924992

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________ Commission File No. 33-05433

Fleet Bank (RI), National Association

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
Document	Form 10-K Reference
Current Reports on Form 8-K filed between February 15, 2000 and January 15, 2001	Part I, Item 2

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

Item 2. Properties

The information set forth in the Current Reports on Form 8-K dated February 15, 2000 through January 15, 2001, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 2000, approximately 1.67% of the accounts and 4.91% of the receivables were 30 days or more delinquent. The aggregate outstanding balance of such delinquent accounts was $576,410,372.93. Set forth below is certain information with respect to the Class B Floating Rate Asset Backed Certificates, Series 94-B ("Series 94-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-A ("Series 95-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A2"), the Class B Floating Rate Asset Back Certificates, Series 95-F ("Series 95-F Class B"), the Class B Floating Rate Asset Backed Certificates, Series 95-G ("Series 95-G Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A2"), the Class B Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class B") the Class A Floating Rate Asset Backed Certificates, Series 98-A ("Series 98-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 98-A ("Series 98-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-A ("Series 99-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-A ("Series 99-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-B ("Series 99-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-B ("Series 99-B Class B") the Class A Fixed Rate Asset Backed Certificates, Series 99-C ("Series 99-C Class A"), the Class B Fixed Rate Asset Backed Certificates, Series 99-C ("Series 99-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-D ("Series 99-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-D ("Series 99-D Class B"), the Class A Floating Rate Asset Backed Certificates,Series 00-A ("Series 00-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-A ("Series 00-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 00-B ("Series 00-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-B ("Series 00-B Class B"), the Class A Fixed Rate Asset Backed Certificates, Series 00-C ("Series 00-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-C ("Series 00-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 00-D ("Series 00-D Class A") and the Class B Floating Rate Asset Backed Certificates, Series 00-D ("Series 00-D Class B").

Series/Class	Monthly Period Ended	Receivables Written Off as Uncollectible with Respect to the Participation Interests of Certificateholders	% of Receivables Outstanding on an Annualized Basis
Series 1995-C Class A	December 31, 2000	2,151,379.20	5.28%
	November 30, 2000	2,359,742.77	5.79%
	October 31, 2000	2,420,942.21	5.94%
Series 1995-C Class B	December 31, 2000	152,220.23	5.29%
	November 30, 2000	166,287.02	5.78%
	October 31, 2000	170,179.61	5.92%
Series 1995-D Class A1	December 31, 2000	1,902,752.83	6.60%
	November 30, 2000	2,416,590.34	6.70%
	October 31, 2000	2,569,163.16	5.94%
Series 1995-D Class A2	December 31, 2000	182,664.27	7.14%
	November 30, 2000	237,637.57	6.98%
	October 31, 2000	252,524.58	5.94%
Series 1995-D Class B	December 31, 2000	131,924.20	5.28%
	November 30, 2000	144,115.41	5.76%
	October 31, 2000	148,220.95	5.93%
Series 1995-F Class A1	December 31, 2000	553,066.82	10.53%
	November 30, 2000	848,538.06	8.08%
	October 31, 2000	1,251,643.59	7.94%
Series 1995-F Class A2	December 31, 2000	553,066.82	10.53%
	November 30, 2000	848,538.06	8.08%
	October 31, 2000	1,246,153.93	7.91%
Series 1995-F Class B	December 31, 2000	197,886.29	5.32%
	November 30, 2000	214,993.83	5.78%
	October 31, 2000	219,586.59	5.90%
Series 1996-A Class A1	December 31, 2000	969,135.44	5.29%
	November 30, 2000	1,060,699.02	5.79%
	October 31, 2000	1,086,953.64	5.93%
Series 1996-A Class A2	December 31, 2000	969,135.44	5.29%
	November 30, 2000	1,061,878.32	5.79%
	October 31, 2000	1,086,953.64	5.93%
Series 1996-A Class B	December 31, 2000	116,702.17	5.33%
	November 30, 2000	127,486.71	5.83%
	October 31, 2000	131,751.96	6.02%
Series 1996-B Class A	December 31, 2000	2,856,666.24	5.28%
	November 30, 2000	3,133,390.26	5.80%
	October 31, 2000	3,211,453.95	5.94%
Series 1996-B Class B	December 31, 2000	182,664.27	5.31%
	November 30, 2000	198,365.13	5.77%
	October 31, 2000	203,117.60	5.91%
Series 1996-C Class A	December 31, 2000	2,663,853.96	5.28%
	November 30, 2000	2,923,939.33	5.79%
	October 31, 2000	2,997,357.02	5.94%
Series 1996-C Class B	December 31, 2000	167,442.25	5.22%
	November 30, 2000	187,279.32	5.84%
	October 31, 2000	192,138.27	5.99%
Series 1996-D Class A	December 31, 2000	2,663,853.96	5.28%
	November 30, 2000	2,923,939.33	5.79%
	October 31, 2000	2,997,357.02	5.94%
Series 1996-D Class B	December 31, 2000	167,442.25	5.22%
	November 30, 2000	187,279.32	5.84%
	October 31, 2000	192,138.27	5.99%
Series 1996-E Class A	December 31, 2000	1,902,752.83	5.28%
	November 30, 2000	2,089,319.94	5.80%
	October 31, 2000	2,140,969.30	5.94%
Series 1996-E Class B	December 31, 2000	121,776.18	5.31%
	November 30, 2000	133,029.61	5.80%
	October 31, 2000	137,241.62	5.99%
Series 1998-A Class A	December 31, 2000	4,252,018.32	5.28%
	November 30, 2000	4,664,056.53	5.79%
	October 31, 2000	4,781,498.10	5.94%
Series 1998-A Class B	December 31, 2000	380,550.57	5.29%
	November 30, 2000	415,717.54	5.78%
	October 31, 2000	428,193.86	5.96%
Series 1999-A Class A	December 31, 2000	2,191,971.26	5.28%
	November 30, 2000	2,404,085.97	5.79%
	October 31, 2000	2,464,859.53	5.94%
Series 1999-A Class B	December 31, 2000	197,886.29	5.28%
	November 30, 2000	216,173.12	5.76%
	October 31, 2000	225,076.26	6.00%
Series 1999-B Class A	December 31, 2000	1,826,642.71	5.28%
	November 30, 2000	2,006,176.43	5.80%
	October 31, 2000	2,053,134.66	5.94%
Series 1999-B Class B	December 31, 2000	167,442.25	5.36%
	November 30, 2000	181,736.42	5.82%
	October 31, 2000	186,648.61	5.97%
Series 1999-C Class A	December 31, 2000	1,111,207.65	5.28%
	November 30, 2000	1,221,443.14	5.80%
	October 31, 2000	1,251,643.59	5.94%
Series 1999-C Class B	December 31, 2000	91,332.14	5.41%
	November 30, 2000	98,592.91	5.84%
	October 31, 2000	98,813.97	5.86%
Series 1999-D Class A	December 31, 2000	2,151,379.20	5.28%
	November 30, 2000	2,359,742.77	5.79%
	October 31, 2000	2,420,942.21	5.94%
Series 1999-D Class B	December 31, 2000	197,886.29	5.28%
	November 30, 2000	216,173.12	5.76%
	October 31, 2000	225,076.26	6.00%
Series 2000-A Class A	December 31, 2000	2,689,223.99	5.28%
	November 30, 2000	2,951,653.83	5.79%
	October 31, 2000	3,024,805.35	5.94%
Series 2000-A Class B	December 31, 2000	248,626.37	5.30%
	November 30, 2000	270,422.83	5.77%
	October 31, 2000	279,972.91	5.97%
Series 2000-B Class A	December 31, 2000	2,334,043.47	5.29%
	November 30, 2000	2,558,107.89	5.79%
	October 31, 2000	2,618,570.14	5.93%
Series 2000-B Class B	December 31, 2000	213,108.32	5.25%
	November 30, 2000	237,165.43	5.84%
	October 31, 2000	241,545.25	5.95%
Series 2000-C Class A	December 31, 2000	2,334,043.47	5.29%
	November 30, 2000	2,558,107.89	5.79%
	October 31, 2000	2,618,570.14	5.93%
Series 2000-C Class B	December 31, 2000	213,108.32	5.25%
	November 30, 2000	237,165.43	5.84%
	October 31, 2000	241,545.25	5.95%
Series 2000-D Class A	December 31, 2000	4,051,571.10	6.63%
	November 30, 2000	0.00	0.00%
	October 31, 2000	0.00	0.00%
Series 2000-D Class B	December 31, 2000	375,030.41	6.67%
	November 30, 2000	0.00	0.00%
	October 31, 2000	0.00	0.00%

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Amended and Restated Pooling and Servicing Agreement dated as of December 1, 1993 as amended and restated on May 23, 1994 as Exhibit 4.1, to the Registrant's Registration Statement on Form S-3(No.33-05433), as amended by Amendment Number 1 to the Amended and Restated Pooling and Servicing Agreement, dated July 1, 1994, and as further amended by Amendment Number 2 to the Amended and Restated Pooling and Servicing Agreement, dated as of October 6, 1995. Amendment Number 3 to the Amended and Restated Pooling and Servicing Agreement dated February 20,1998, was filed with the Securities and Exchange Commission as Exhibit 4.1 of the Form 8-K dated March 10, 1998), as further amended by Amendment Number 4 to the Amended and Restated Pooling and Servicing Agreement, dated as of May 14, 1999 and as further amended by Amendment Number 5 to the Amended and Restated Pooling and Servicing Agreement, dated as of December 29, 2000.

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

(b) At February 28, 2001 there were twelve (12) holders of record of the Series 95-C Class A Certificates, one (1) holder of record of the Series 95-C Class B Certificates, sixteen (16) holders of record of the Series 95-D Class A Certificates, one (1) holder of record of the Series 95-D Class B Certificates, twenty-six (26) holders of record of the Series 96-A Class A1 Certificates, nine (9) holders of record of the Series 96-A Class A2 Certificates, one (1) holder of record of the Series 96-A Class B Certificates, seventeen (17) holders of record of the Series 96-B Class A Certificates, two (2) holders of record of the Series 96-B Class B Certificates, fifteen (15) holders of record of the Series 96-C Class A Certificates, three (3) holders of record of the Series 96-C Class B Certificates, thirteen (13) holders of record of the Series 96-D Class A Certificates, two (2) holders of record of the Series 96-D Class B Certificates, twelve (12) holders of record of Series 96-E Class A Certificates, five (5) holders of record of Series 96-E Class B Certificates, seventeen (17) holders of record of the Series 99-A Class A Certificates, three (3) holder of record of the Series 99-A Class B Certificates, four (4) holders of record of the Series 99-B Class A Certificates, three (3) holders of record of the Series 99-B Class B Certificates, fifteen (15) holders of record of the Series 99-C Class A Certificates, four (4) holders of record of the Series 99-C Class B Certificates, seven (7) holders of record of the Series 99-D Class A Certificates, three (3) holders of record of the Series 99-D Class B Certificates, twenty-six (26) holders of record of the Series 00-A Class A Certificates, three (3) holder of record of the Series 00-A Class B Certificates, twenty (20) holders of record of the Series 00-B Class A Certificates, three (3) holders of record of the Series 00-B Class B Certificates, twenty-five (25) holders of record of the Series 00-C Class A Certificates, three (3) holders of record of the Series 00-C Class B Certificates, eight (8) holders of record of the Series 00-D Class A Certificates and six (6) holders of record of the Series 00-D Class B Certificates.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)(i) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 95-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	8.70%	$42,530
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Road, Nashville, TN 37211
	7.34%	$35,850
Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY 10005
	8.59%	$42,000
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	48.68%	$237,935
Swiss American Securities, Inc.
100 Wall Street
New York, NY 10005
	7.16%	$35,000
UBS Warburg LLC/CMO
677 Washington Blvd.
Global Corp. Action Unit JAB 5NW
Stamford, CT 06901
	5.09%	$24,900

 (a)(ii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 95-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Co., N.A.
1900 Polaris Parkway
Columbus, OH 43240
	100.00%	$34,500

(a)(iii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 95-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	5.69%	$29,550
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	14.26%	$74,000
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	45.30%	$235,100
HSBC Bank USA/Republic Investment Account
452 5th Avenue
14th Floor
New York , NY 10018
	7.71%	$40,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171
	13.82%	$75,750

(a)(iv) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 95-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Co., N.A.
1900 Polaris Parkway
Columbus, OH 43240
	100.00%	$30,000

(a)(v) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-A Class A1 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	11.35%	$24,965
Chase Manhattan Bank
4 New York Plaza
New York, NY 10004
	9.88%	$21,745
Citibank, N.A.
3800 Citicorp Center Tampa
13th Floor
Tampa, FL 33610-9122
	5.78%	$12,725
FUNB - Phila. Main
123 South Broad Street
Philadelphia, PA 19109
	6.96%	$15,310
Harris Trust & Savings Bank
Proxy Operations
111 West Monroe Street
Chicago, IL 60603
	8.80%	$19,350
Northern Trust Company (THE)
801 S. Canal C-IN
Chicago, IL 60607
	7.51%	$16,530
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
N. Quincy, MA 02171
	10.09%	$22,200
Fifth Third Bank (The)
38 Fountain Square Plaza
Mail Drop 1090F1
Cincinnati, OH 45263
	11.98%	$26,350

(a)(vi) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-A Class A2 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	7.73%	$17,000
The Bank of New York/Credit Agricole
One Wall Street
New York, NY 10286
	9.09%	$20,000
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center
Rm 153-3015
Pittsburgh, PA 15259
	18.18%	$40,000
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	33.64%	$74,000
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	16.52%	$35,350
Wells Fargo Bank Minnesota, NA
733 Marquette Avenue
Minneapolis, MN 55479
	12.50%	$27,500

(a)(vii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Swiss American Securities, Inc.
100 Wall Street
New York, NY 10005
	100.00%	$26,250

(a)(viii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	8.95%	$58,050
Boston Safe Deposit and Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center
Room 153-3015
Pittsburgh, Pa 15259
	6.74%	$43,725
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	13.40%	$86,915
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855
	10.02%	$65,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171
	10.75%	$69,771
U.S. Bank National Association
MPFP 1603 Proxy Unit
601 Second Ave. South
Minneapolis, MN 55402
	31.60%	$205,000
Wells Fargo Bank Minnesota, N.A.
733 Marquette Ave.
Minneapolis, MN 55479
	6.78%	$44,000

(a)(ix) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259
	39.39%	$16,250
Fuji Bank & Trust Co. (The)
2 World Trade Center
81st Floor
New York, NY 10048
	60.61%	$25,000

(a)(x) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	5.28%	$32,000
Barclays Global Investors, N.A.
45 Fremont Street
33rd Floor
San Francisco, CA 94105
	10.73%	$65,000
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	18.73%	$113,400
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171
	46.39%	$280,883

(a)(xi) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-C Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	12.99%	$5,000
Fuji Bank and Trust Company (The)
2 World Trade Center
81st Floor
New York, NY 10048
	64.93%	$25,000
SSB - Bank Portfolio
1776 Heritage Dr.
No. Quincy, MA 02171
	22.08%	$8,500

(a)(xii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	7.89%	$47,750
Barclays Global Investors, N.A.
45 Fremont Street
33rd Floor
San Francisco, CA 94105
	6.61%	$40,000
Boston Safe Deposit and Trust Company
c/o Mellon Bank N.A.
Pittsburgh, PA 15259
	7.57%	$45,830
Chase Manhattan Bank
4 New York Plaza
New York, NY 10004
	34.47%	$208,710
Harris Trust & Savings Bank
Proxy Operations
111 West Monroe Street
Chicago, IL 60603
	7.43%	$45,000
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	19.32%	$116,960

(a)(xiii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Company, N.A.
1900 Polaris Parkway
Columbus, OH 43240
	25.97%	$10,000
Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122
	74.03%	$28,500

(a)(xiv) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-E Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	14.49%	$62,650
Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122
	13.18%	$57,000
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	52.91%	$228,850
Swiss American Securities, Inc.
100 Wall Street
New York, NY 10005
	7.40%	$32,000

(a)(xv) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 96-E Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Company, N.A.
1900 Polaris Parkway
Columbus, OH 43240
	36.36%	$10,000
State Street Bank and Trust Company
1776 Heritage Cr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	6.60%	$1,815
SSB - Bank Portfolio
1776 Heritage Dr.
No. Quincy, MA 02171
	54.55%	$15,000

(a)(xvi) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-A Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Brown Brothers Harriman & Co.
63 Wall Street
8th Floor
New York, NY 10005
	8.02%	$39,950
Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122
	6.02%	$30,000
Investors Bank & Trust Company
200 Clarendon Street
Boston, MA 02116
	5.02%	$25,000
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	18.37%	$91,500
Prudential Securities Custody
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717
	19.98%	$99,500
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171
	32.34%	$161,050

(a)(xvii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	22.22%	$10,000
Bank One Trust Company, N.A.
1900 Polaris Parkway
4th Floor
Columbus, OH 43240
	22.22%	$10,000
Chase Manhattan Bank
4 New York Plaza
New York, NY 10004
	55.56%	$25,000

(a)(xviii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	45.30%	$188,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855
	7.23%	$30,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171
	43.86%	$182,000

(a)(xix) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Company, N.A.
1900 Polaris Parkway
4th Floor
Columbus, OH 43240
	26.67%	$10,000
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259
	26.67%	$10,000
Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122
	46.66%	$17,500

(a)(xx) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	8.43%	$21,310
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259
	9.17%	$23,181
BT/OMNI/DOM
16 Wall Street
3 Mellon Bank Center
Room 153-3015
New York, NY 10005
	33.63%	$85,000
SSB - Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	12.11%	$30,600
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	7.72%	$19,500
Fifth Third Bank (The)
38 Fountain Square Plaza
Cincinnati, OH 45263
	19.15%	$48,398

(a)(xxi) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd.
Secaucus, NJ 07094
	49.38%	$10,000
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	14.81%	$3,000
FUNB - Phila. Main
123 South Broad Street
Philadelphia, PA 19109
	14.81%	$3,000
SSB - Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	20.99%	$4,250

(a)(xxii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
3 Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259
	21.47%	$105,000
Merrill Lynch, Pierce, Fenner & Smith Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855
	7.16%	$35,000
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	64.01%	$313,015

(a)(xxiii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Dr.
Nashville, TN 37211
	22.22%	$10,000
Bank One Trust Company, N.A.
1900 Polaris Parkway
4th Floor
Columbus, OH 43240
	22.22%	$10,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08855
	55.56%	$25,000

(a)(xxiv) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 00-A Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	22.58%	$137,995
Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122
	5.13%	$31,375
HSBC Bank USA/Treasury Investment
140 Broadway-Level A, 34A
New York, NY 10015
	6.54%	$40,000
Investors Bank & Trust Company
200 Clarendon Street
15th Floor
Hancock Tower
Boston, MA 02116
	5.75%	$35,130
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	38.72%	$236,650

(a)(xxv) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 00-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	50.22%	$28,250
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	23.11%	$13,000
Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122
	26.67%	$15,000

(a)(xxvi) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 00-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	24.41%	$129,300
Bankers Trust Company
648 Grassmere Park Drive
Nashville, TN 37211
	11.33%	$60,000
Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122
	14.60%	$77,362
Deutsche Bank A.G.
New York Branch
34 Exchange Pl.
Jersey City, NJ 07311
	6.98%	$37,000
State Street Bank and Trust Company
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	35.01%	$185,450

(a)(xxvii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 00-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	53.85%	$26,250
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	41.03%	$20,000
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	5.13%	$2,500

(a)(xxviii) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 00-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	6.07%	$32,182
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Road
Nashville, TN 37211
	12.61%	$66,777
Boston Safe Deposit and Trust Company
c/o Mellon Bank, N.A.
Pittsburgh, PA 15259
	38.87%	$205,905
Brown Brothers Harriman 7 Co.
63 Wall Street
8th Floor
New York, NY 10005
	5.59%	$29,590
Chase Manhattan Bank
4 New York Plaza
New York, NY 10004
	10.60%	$56,141
SSB-Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	6.95%	$36,820
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No Quincy, MA 02171
	7.03%	$37,230

(a)(xxix) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 00-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	22.05%	$10,750
Chase Bank of Texas, N.A.
P.O. Box 2558
Houston, TX 77252-8009
	57.44%	$28,000
State Street Bank and Trust Company
1776 Heritage Drive
No. Quincy, MA 02171
	20.51%	$10,000

(a)(xxx) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 00-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Boston Safe Deposit and trust Company
c/o Mellon Bank N.A.
3 Mellon Bank Center
Room 153-3015
Pittsburgh, PA 15259
	13.63%	$100,000
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
	10.91%	$80,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855
	24.61%	$180,500
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	41.38%	$303,500

(a)(xxxi) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 00-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	14.81%	$10,000
Bank One Trust Company, N.A.
1900 Polaris Parkway
4th Floor
Columbus, OH 43240
	21.48%	$14,500
Chase Manhattan Bank
4 New York Plaza
New York, NY 10004
	23.70%	$16,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08855
	36.18%	$24,420

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

 Dated: March 26, 2001

By: /s/John Kirby Bray

John Kirby Bray

Executive Vice President and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Joseph W. Saunders, John Kirby Bray, or either of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000 relating to Fleet Credit Card Master Trust II (formerly ADVANTA Master Credit Card Trust II) and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fleet Bank (RI), National Association, as Servicer for the Fleet Credit Card Master Trust II and in the capacities indicated on the 26th day of March, 2001.

Signature	Title
/s/Joseph W. Saunders	Chairman, President, Chief Executive Officer and Director
Joseph W. Saunders

/s/John Kirby Bray	Executive Vice President, Chief Financial Officer and Director
John Kirby Bray

/s/Michael J. Sheahan	Controller
Michael J. Sheahan

/s/Anne Finucane	Director
Anne Finucane

/s/Robert B. Hedges, Jr	Director
Robert B. Hedges, Jr.

/s/Robert J. Higgins	Director
Robert J. Higgins

/s/Eugene M. McQuade	Director
Eugene M. McQuade

/s/Brian T. Moynihan	Director
Brian T. Moynihan

 INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Sequential Page Number
24	Powers of Attorney (included on signature page)	34

99	Supplementary Trust Data	37