Form 10-K
period 2001-03-26
FLEET CREDIT CARD MASTER TRUST II
filed 2002-03-26
CIK 924992

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________ Commission File No. 33-05433

Fleet Bank (RI), National Association

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
Document	Form 10-K Reference
Current Reports on Form 8-K filed between February 15, 2001 and January 15, 2002	Part I, Item 2

 PART I

Item 1. Business

On March 31, 2001, the Financial Accounting Standards Board's Statement of Financial Accounting Standard 140 ("SFAS 140") became effective. SFAS 140 requires that, to achieve sale treatment, financial assets transferred in a securitization be sufficiently isolated from the seller so that neither the seller nor its creditors can reclaim them. To comply with SFAS 140, Fleet Bank (RI), as seller of the assets to the Fleet Credit Card Master Trust II (the "Trust") implemented a two-step structure for the transfer of receivables to the Trust as of January 1, 2002.

To implement the two-step transfer, Fleet Bank (RI) created Fleet Credit Card Funding, LLC ("FCCF"), a bankruptcy-remote special purpose entity and entered into a Receivables Purchase Agreement dated as of January 1, 2002 with FCCF. Under the Receivables Purchase Agreement, Fleet (RI) sells credit card receivables to FCCF. Pursuant to the Pooling and Servicing Agreement dated as of December 1, 1993 as amended and restated as of January 1, 2002 (the "Pooling and Servicing Agreement"), FCCF became the transferor to the Trust and transfers receivables purchased from Fleet Bank (RI) to the Trust. Fleet Bank (RI) continues as owner of the credit card accounts and as the servicer.

Item 2. Properties

The information set forth in the Current Reports on Form 8-K dated February 15, 2001 through January 15, 2002, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 2001, approximately 1.31% of the accounts and 4.32% of the receivables were 30 days or more delinquent. The aggregate outstanding balance of such delinquent accounts was $491,520,927.55. Set forth below is certain information with respect to the Class B Floating Rate Asset Backed Certificates, the Class A Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-D ("Series 95-D Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 95-F ("Series 95-F Class A2"), the Class B Floating Rate Asset Back Certificates, Series 95-F ("Series 95-F Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A2"), the Class B Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-C ("Series 96-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-E ("Series 96-E Class B") the Class A Floating Rate Asset Backed Certificates, Series 98-A ("Series 98-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 98-A ("Series 98-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-A ("Series 99-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-A ("Series 99-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-B ("Series 99-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-B ("Series 99-B Class B") the Class A Fixed Rate Asset Backed Certificates, Series 99-C ("Series 99-C Class A"), the Class B Fixed Rate Asset Backed Certificates, Series 99-C ("Series 99-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-D ("Series 99-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-D ("Series 99-D Class B"), the Class A Floating Rate Asset Backed Certificates,Series 00-A ("Series 00-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-A ("Series 00-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 00-B ("Series 00-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-B ("Series 00-B Class B"), the Class A Fixed Rate Asset Backed Certificates, Series 00-C ("Series 00-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-C ("Series 00-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 00-D ("Series 00-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-D ("Series 00-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 01-A ("Series 01-A Class A"), the Class A Fixed Rate Asset Backed Certificates, Series 01-B ("Series 01-B Class A"), the Class B Fixed Rate Asset Backed Certificates, Series 01-B ("Series 01-B Class B"), the Class A Fixed Rate Asset Backed Certificates, Series 01-C ("Series 01-C Class A") and the Class B Fixed Rate Asset Backed Certificates, Series 01-C ("Series 01-C Class B").

Series/Class	Monthly Period Ended	Receivables Written Off as Uncollectible with Respect to the Participation Interests of Certificateholders	% of Receivables Outstanding on an Annualized Basis
Series 1995-C Class A	December 31, 2001	2,546,818.46	6.25%
	November 30, 2001	2,253,401.25	5.53%
	October 31, 2001	2,568,082.78	6.31%
Series 1995-C Class B	December 31, 2001	179,434.94	6.24%
	November 30, 2001	155,406.98	5.41%
	October 31, 2001	181,703.97	6.32%
Series 1996-A Class A1	December 31, 2001	1,146,068.31	6.25%
	November 30, 2001	1,015,325.62	5.54%
	October 31, 2001	1,156,848.61	6.31%
Series 1996-A Class A2	December 31, 2001	1,146,068.31	6.25%
	November 30, 2001	1,015,325.62	5.54%
	October 31, 2001	1,156,848.61	6.31%
Series 1996-A Class B	December 31, 2001	138,917.37	6.35%
	November 30, 2001	119,145.35	5.45%
	October 31, 2001	139,306.38	6.37%
Series 1996-B Class A	December 31, 2001	3,380,322.68	6.25%
	November 30, 2001	2,988,994.31	5.53%
	October 31, 2001	3,403,921.04	6.30%
Series 1996-B Class B	December 31, 2001	214,164.28	6.23%
	November 30, 2001	191,668.61	5.58%
	October 31, 2001	218,044.76	6.34%
Series 1996-D Class A	December 31, 2001	3,154,581.95	6.25%
	November 30, 2001	2,792,145.46	5.53%
	October 31, 2001	3,179,819.48	6.30%
Series 1996-D Class B	December 31, 2001	202,587.83	6.31%
	November 30, 2001	176,127.91	5.49%
	October 31, 2001	199,874.37	6.23%
Series 1996-E Class A	December 31, 2001	0.00	0.00%
	November 30, 2001	0.00	0.00%
	October 31, 2001	2,271,299.63	6.30%
Series 1996-E Class B	December 31, 2001	0.00	0.00%
	November 30, 2001	124,325.59	5.43%
	October 31, 2001	145,363.18	6.34%
Series 1999-A Class A	December 31, 2001	2,593,124.25	6.25%
	November 30, 2001	2,294,843.12	5.53%
	October 31, 2001	2,616,537.17	6.30%
Series 1999-A Class B	December 31, 2001	237,317.17	6.33%
	November 30, 2001	207,209.31	5.53%
	October 31, 2001	236,215.16	6.30%
Series 1999-B Class A	December 31, 2001	2,159,007.46	6.24%
	November 30, 2001	1,911,505.89	5.53%
	October 31, 2001	2,180,447.64	6.30%
Series 1999-B Class B	December 31, 2001	196,799.61	6.30%
	November 30, 2001	176,127.91	5.64%
	October 31, 2001	199,874.37	6.40%
Series 1999-C Class A	December 31, 2001	1,319,715.02	6.27%
	November 30, 2001	1,165,552.37	5.53%
	October 31, 2001	1,326,438.98	6.30%
Series 1999-C Class B	December 31, 2001	104,188.03	6.17%
	November 30, 2001	93,244.19	5.53%
	October 31, 2001	109,022.38	6.46%
Series 1999-D Class A	December 31, 2001	2,546,818.46	6.25%
	November 30, 2001	2,253,401.25	5.53%
	October 31, 2001	2,568,082.78	6.30%
Series 1999-D Class B	December 31, 2001	237,317.17	6.33%
	November 30, 2001	207,209.31	5.53%
	October 31, 2001	236,215.16	6.30%
Series 2000-A Class A	December 31, 2001	3,183,523.07	6.25%
	November 30, 2001	2,818,046.63	5.53%
	October 31, 2001	3,210,103.47	6.30%
Series 2000-A Class B	December 31, 2001	295,199.41	6.30%
	November 30, 2001	259,011.64	5.53%
	October 31, 2001	296,783.15	6.33%
Series 2000-B Class A	December 31, 2001	2,755.194.51	6.24%
	November 30, 2001	2,439.889.63	5.53%
	October 31, 2001	2,786.127.54	6.31%
Series 2000-B Class B	December 31, 2001	254,681.85	6.27%
	November 30, 2001	222,750.01	5.48%
	October 31, 2001	254,385.56	6.26%
Series 2000-C Class A	December 31, 2001	2,755,194.51	6.24%
	November 30, 2001	2,439,889.63	5.53%
	October 31, 2001	2,786,127.54	6.31%
Series 2000-C Class B	December 31, 2001	254,681.85	6.27%
	November 30, 2001	222,750.01	5.48%
	October 31, 2001	254,385.56	6.26%
Series 2000-D Class A	December 31, 2001	3,820,227.68	6.25%
	November 30, 2001	3,382,692.00	5.53%
	October 31, 2001	3,852,124.17	6.30%
Series 2000-D Class B	December 31, 2001	353,081.65	6.28%
	November 30, 2001	310,813.97	5.53%
	October 31, 2001	357,351.14	6.35%
Series 2001-A Class A	December 31, 2001	4,080,697.75	6.25%
	November 30, 2001	3,610,622.24	5.53%
	October 31, 2001	4,118,623.32	6.31%
Series 2001-B Class A	December 31, 2001	3,559,757.62	6.25%
	November 30, 2001	3,149,581.52	5.53%
	October 31, 2001	3,591,681.81	6.30%
Series 2001-B Class B	December 31, 2001	248,893.62	6.22%
	November 30, 2001	222,750.01	5.57%
	October 31, 2001	254,385.56	6.36%
Series 2001-C Class A	December 31, 2001	3,559,757.62	6.25%
	November 30, 2001	5,047,200.82	8.85%
	October 31, 2001	0.00	0.00%
Series 2001-C Class B	December 31, 2001	248,893.62	6.22%
	November 30, 2001	354,268.18	8.86%
	October 31, 2001	0.00	0.00%

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Amended and Restated Pooling and Servicing Agreement dated as of December 1, 1993 as amended and restated on May 23, 1994 as Exhibit 4.1, to the Registrant's Registration Statement on Form S-3(No.33-05433), as amended by Amendment Number 1 to the Amended and Restated Pooling and Servicing Agreement, dated July 1, 1994, and as further amended by Amendment Number 2 to the Amended and Restated Pooling and Servicing Agreement, dated as of October 6, 1995. Amendment Number 3 to the Amended and Restated Pooling and Servicing Agreement dated February 20,1998, was filed with the Securities and Exchange Commission as Exhibit 4.1 of the Form 8-K dated March 10, 1998), as further amended by Amendment Number 4 to the Amended and Restated Pooling and Servicing Agreement, dated as of May 14, 1999, as further amended by Amendment Number 5 to the Amended and Restated Pooling and Servicing Agreement, dated as of December 29, 2000 and as further amended by Amendment Number 6 to the Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2001.

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

(b) At February 28, 2002 there were fourteen (14) holders of record of the Series 95-C Class A Certificates, one (1) holder of record of the Series 95-C Class B Certificates, twenty-seven (27) holders of record of the Series 96-A Class A1 Certificates, nine (9) holders of record of the Series 96-A Class A2 Certificates, one (1) holder of record of the Series 96-A Class B Certificates, eighteen (18) holders of record of the Series 96-B Class A Certificates, two (2) holders of record of the Series 96-B Class B Certificates, fifteen (15) holders of record of the Series 96-D Class A Certificates, two (2) holders of record of the Series 96-D Class B Certificates, fourteen (14) holders of record of the Series 99-A Class A Certificates, three (3) holders of record of the Series 99-A Class B Certificates, four (4) holders of record of the Series 99-B Class A Certificates, three (3) holders of record of the Series 99-B Class B Certificates, twelve (12) holders of record of the Series 99-C Class A Certificates, four (4) holders of record of the Series 99-C Class B Certificates, seven (7) holders of record of the Series 99-D Class A Certificates, three (3) holders of record of the Series 99-D Class B Certificates, nineteen (19) holders of record of the Series 00-A Class A Certificates, four (4) holders of record of the Series 00-A Class B Certificates, seventeen (17) holders of record of the Series 00-B Class A Certificates, three (3) holders of record of the Series 00-B Class B Certificates, twenty-one (21) holders of record of the Series 00-C Class A Certificates, three (3) holders of record of the Series 00-C Class B Certificates, nine (9) holders of record of the Series 00-D Class A Certificates, six (6) holders of record of the Series 00-D Class B Certificates, ten (10) holders of record of the Series 01-A Class A Certificates, forty-one (41) holders of record of the Series 01-B Class A Certificates, three (3) holders of record of the Series 01-B Class B Certificates, forty-three (43) holders of record of the Series 01-C Class A Certificates and five (5) holders of record of the Series 01-C Class B Certificates.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)(i) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 95-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Brown Brothers Harriman & Co.
63 Wall Street, 8th Floor
New York, NY 10005
	8.59%	$42,000
JPMorgan Chase Bank/ Correspondence Clearing Services 2
One Chase Manhattan Plaza 4-b
New York, NY 10081
	12.80%	$62,560
Prudential Securities Custody
51 Mercedes Way
Edgewood, NY 11717
	10.97%	$53,637
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	39.70%	$194,055

 (a)(ii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 95-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Co., N.A.
340 South Cleveland Ave
Columbus, OH 43240
	100.00%	$34,500

(a)(iii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 96-A Class A1 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	7.59%	$16,700
Boston Safe Deposit and Trust Co.
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	18.03%	$39,660
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	5.78%	$12,725
FUNB - Phila. Main
123 South Broad Street, DA4901
Philadelphia, PA 19109
	5.99%	$13,180
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code 121
Dallas, TX 75254
	13.22%	$29,075
Northern Trust Company (THE)
801 S. Canal C-IN
Chicago, IL 60607
	7.72%	$16,975
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
N. Quincy, MA 02171
	7.27%	$16,000
Fifth Third Bank (The)
38 Fountain Square Plaza
Mail Drop 1090F1
Cincinnati, OH 45263
	11.98%	$26,350

(a)(iv) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 96-A Class A2 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	7.82%	$17,200
The Bank of New York/Credit Agricole
One Wall Street
New York, NY 10286
	9.09%	$20,000
Boston Safe Deposit & Trust Co.
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	18.18%	$40,000
JP Morgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code 121
Dallas, TX 75254
	33.64%	$74,000
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	16.52%	$36,350
Wells Fargo Bank Minnesota, NA
733 Marquette Avenue
Minneapolis, MN 55479
	12.50%	$27,500

(a)(v) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 96-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Swiss American Securities, Inc.
12 East 49th Street
New York, NY 10017
	100.00%	$26,250

(a)(vi) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 96-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd.
Secaucus, NJ 07094
	5.86%	$38,000
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	10.31%	$66,915
Barclays Global Investors N.A./ Investors Bank & Trust
980 9th St., 6th Fl
Sacramento, CA 95814
	17.52%	$113,635
Boston Safe Deposit and Trust Co.
525 William Penn Place, Suite 3631
Pittsburgh, Pa 15259
	6.82%	$44,242
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	19.87%	$128,919
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	10.02%	$65,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171
	10.95%	$71,022
Wells Fargo Bank Minnesota, N.A.
733 Marquette Ave.
Minneapolis, MN 55479
	6.78%	$44,000

(a)(vii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 96-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Boston Safe Deposit & Trust Co.
525 William Penn Place
Pittsburgh, PA 15259
	39.39%	$16,250
Mizuho Trust and Banking Co. (USA)
666 Fifth Avenue, Suite 802
New York, NY 10103
	60.61%	$25,000

(a)(viii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 96-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	7.89%	$47,750
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	9.68%	$58,585
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	8.98%	$54,400
Harris Trust & Savings Bank
111 West Monroe Street
Chicago, IL 60603
	8.31%	$50,290
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	34.93%	$211,510
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	19.32%	$116,960

(a)(ix) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 96-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Company, N.A.
340 South Cleveland Ave
Columbus, OH 43240
	25.97%	$10,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	74.03%	$28,500

(a)(x) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 99-A Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Road
Secaucus, NJ 07094
	7.19%	$35,825
Brown Brothers Harriman & Co.
63 Wall Street
8th Floor
New York, NY 10005
	8.02%	$39,950
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	6.02%	$30,000
Investors Bank & Trust Company
200 Clarendon Street
Boston, MA 02116
	5.02%	$25,000
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	20.08%	$100,000
Prudential Securities Custody
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717
	19.98%	$99,500
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171
	27.17%	$135,295

(a)(xi) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 99-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	22.22%	$10,000
Bank One Trust Company, N.A.
340 South Cleveland Ave
Building 350
Columbus, OH 43240
	22.22%	$10,000
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	55.56%	$25,000

(a)(xii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 99-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	45.22%	$187,650
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	7.23%	$30,000
State Street Bank and Trust Co.
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA 02171
	43.94%	$182,350

(a)(xiii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 99-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank One Trust Company, N.A.
340 South Cleveland Ave
Building 350
Columbus, OH 43240
	26.67%	$10,000
Boston Safe Deposit & Trust Co.
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	26.67%	$10,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	46.66%	$17,500

(a)(xiv) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 99-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	11.87%	$30,000
BT / Suntrust Portfolio
14 Wall Street, 5th Floor
New York, NY 10005
	13.85%	$35,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	14.85%	$37,521
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	11.67%	$29,500
PNC Bank, National Association
1600 Market Street, 29th Floor
Philadelphia, PA 19103
	19.78%	$50,000
Fifth Third Bank (The)
38 Fountain Square Plaza
Cincinnati, OH 45263
	17.57%	$44,398

(a)(xv) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 99-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd.
Secaucus, NJ 07094
	49.38%	$10,000
FUNB - Phila. Main
123 South Broad Street DA4901
Philadelphia, PA 19109
	14.81%	$3,000
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	14.81%	$3,000
SSB - Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	20.99%	$4,250

(a)(xvi) Each holder of record at February 28, 2001 of more than five percent (5%) of the Series 99-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd.
Secaucus, NJ 07094
	7.91%	$38,700
Boston Safe Deposit & Trust Co.
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	21.47%	$105,000
Merrill Lynch, Pierce, Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	7.16%	$35,000
State Street Bank and Trust Co.
1776 Heritage Dr.
No. Quincy, MA 02171
	60.94%	$298,015

(a)(xvii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 99-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	22.22%	$10,000
Bank One Trust Company, N.A.
340 South Cleveland Ave
Building 350
Columbus, OH 43240
	22.22%	$10,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	55.56%	$25,000

(a)(xviii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 00-A Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
HSBC Bank USA/ Treasury Investment
140 Broadway - Level A
New York, NY 10015
	9.65%	$59,000
Investors Bank & Trust Company
200 Clarendon Street
9th Floor
Boston, MA 02116
	5.71%	$34,930
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	9.95%	$60,800
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	38.47%	$235,125
United States Trust Co. of New York
Proxy Department
499 Washington Blvd, 7th Fl
Jersey City, NJ 07310
	21.27%	$130,000

(a)(xix) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 00-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	12.44%	$7,000
Boston Safe and Deposit & trust Co.
525 Willian Penn Place, Suite 3631
Pittsburgh, PA 15259
	37.78%	$21,250
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	26.67%	$15,000
JPMorgan Chase Bank
14201 Dallas Pky, 12th Fl
Mail Code 121
Dallas, TX 75254
	23.11%	$13,000

(a)(xx) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 00-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	18.83%	$99,750
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	11.33%	$60,000
Deutsche Bank A.G.
New York Branch
34 Exchange Pl.
Jersey City, NJ 07311
	6.98%	$37,000
Merrill Lynch, Pierce, Fenner & Smith Inc.
101 Hudson St, 9th Fl
Jersery City, NJ 07302
	18.88%	$100,000
Merrill Lynch, Pierce, Fenner & Smith Inc. - Debt Sec
101 Hudson St, 9th Fl
Jersery City, NJ 07302
	5.81%	$30,785
Prudential Securities Custody
C/O ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717
	18.33%	$97,077
State Street Bank and Trust Company
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	9.36%	$49,600

(a)(xxi) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 00-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	53.85%	$26,250
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	41.03%	$20,000
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	5.12%	$2,500

(a)(xxii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 00-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	6.79%	$35,967
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	12.42%	$65,805
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	34.97%	$185,245
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	16.92%	$89,641
SSB-Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	6.81%	$36,100

(a)(xxiii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 00-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	22.05%	$10,750
Bank One Trust Company, N.A.
340 South Cleveland Ave
Building 350
Columbus, OH 43240
	20.51%	$10,000
JPMorgan Chase Bank / CCSG
P.O Box 2558
Houston, TX 77252
	57.44%	$28,000

(a)(xxiv) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 00-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	13.63%	$100,000
Brown Brothers Harriman & Co.
63 Wall Street 8th Fl
New York, NY 10005
	6.82%	$50,000
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	11.79%	$86,500
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	24.61%	$180,500
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	32.31%	$237,000

(a)(xxv) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 00-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	14.81%	$10,000
Bank One Trust Company, N.A.
340 South Cleveland Ave
Building 350
Columbus, OH 43240
	21.48%	$14,500
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	23.70%	$16,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	36.18%	$24,420

 (a)(xxvi) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 01-A Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	19.78%	$155,000
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	24.56%	$192,500
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	9.57%	$75,000
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	32.79%	$257,000

(a)(xxvii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 01-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	5.95%	$40,715
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	37.60%	$257,195
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	15.73%	$107,625
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	10.93%	$74,770
SSB - Trust Custody
225 Franklin Street, M4
Boston, MA 02110
	6.58%	$45,030
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	6.30%	$43,080

(a)(xxviii) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 01-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	10.42%	$5,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	68.75%	$33,000
SSB Bank Portfolio
1776 Heritage Dr.
No. Quincy, MA 02171
	20.83%	$10,000

(a)(xxix) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 01-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bank of New York (The)
925 Patterson Plank Rd
Secaucus, NJ 07094
	5.98%	$40,930
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	5.41%	$37,015
Boston Safe Deposit and trust Company
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259
	20.25%	$138,522
Investors Bank & trust Co.
200 Clarendon Street, 9th Fl
Corporate Actions Unit / Top57
Boston, MA 02116
	8.26%	$56,500
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	17.79%	$121,673
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	7.46%	$51,030
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	18.48%	$126,370

(a)(xxx) Each holder of record at February 28, 2002 of more than five percent (5%) of the Series 01-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (in $1,000's)
Bankers Trust Company
648 Grassmere Park Road
Nashville, TN 37211
	20.83%	$10,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	10.42%	$5,000
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code121
Dallas, TX 75254
	6.25%	$3,000
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171
	10.42%	$5,000
 SSB Bank Portfolio
1776 Heritage Dr.
No. Quincy, MA 02171
	52.08%	$25,000

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

 Dated: March 26, 2002

By: /s/ PAUL V. STAHLIN

Paul V. Stahlin

Executive Vice President and Chief Financial Officer

 KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Patrick J. Coll, Paul V. Stahlin, or either of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2001 relating to Fleet Credit Card Master Trust II (formerly ADVANTA Master Credit Card Trust II) and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fleet Bank (RI), National Association, as Servicer for the Fleet Credit Card Master Trust II and in the capacities indicated on the 26th day of March, 2002.

Signature	Title
/s/ PATRICK J.COLL	Chairman, President, Chief Executive Officer and Director
Patrick J. Coll

/s/ PAUL V.STAHLIN	Executive Vice President and Chief Financial Officer
Paul V. Stahlin

/s/JOHN KIRBY BRAY	Director
John Kirby Bray

/s/ANNE M.FINUCANE	Director
Anne M. Finucane

/s/ROBERT B.HEDGES JR.	Director
Robert B. Hedges, Jr.

/s/EUGENE M.MCQUADE	Director
Eugene M. McQuade

/s/BRADFORD H.WARNER	Director
Bradford H. Warner

 INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Sequential Page Number
24	Powers of Attorney (included on signature page)	32

99	Supplementary Trust Data	34

EX-99

EXHIBIT 99

 Supplementary Trust Data

1. The total amount of cash distributed to Certificateholders in 2001 per $1,000 of Certificates	$319.76
2. The total amount of the distribution set forth in paragraph l which represents principal payments on the Certificates	$267.13
3. The amount of outstanding balances in the Accounts which were 30 or more days delinquent as of the end of the December 2001 Monthly Period	$491,520,927.55
4. The total amount of the Monthly Servicing Fee paid to the Servicer by the Trust in 2001	$176,390,161.29