Form 10-K
FLEET CREDIT CARD MASTER TRUST II
filed 2003-03-28
CIK 924992

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________ Commission File No. 333-73728-01

Fleet Credit Card Funding Trust

on behalf of

Fleet Credit Card Master Trust II

(formerly ADVANTA Master Credit Card Trust II)

(Exact name of Registrant as specified in its Charter)

Delaware

(State or other Jurisdiction of incorporation)

23-3101310

(I.R.S. Identification No.)

300 North Wakefield Drive, Newark, Delaware, 19702

(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code (302) 266-5004.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class which registered:	None
Name of each exchange on:	N/A
Securities registered pursuant to Section 12(g) of the Act:	None

Title of class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

Documents Incorporated By Reference:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

 No documents incorporated by reference.

 PART I

Item 1. Business

On March 31, 2001, the Financial Accounting Standards Board's Statement of Financial Accounting Standard 140 ("SFAS 140") became effective. SFAS 140 requires that, to achieve sale treatment, financial assets transferred in a securitization be sufficiently isolated from the seller so that neither the seller nor its creditors can reclaim them. To comply with SFAS 140, Fleet Bank (RI), National Association as seller of the assets to the Fleet Credit Card Master Trust II (the "Trust") implemented a two-step structure for the transfer of receivables to the Trust as of January 1, 2002.

To implement the two-step transfer, Fleet Bank (RI), National Association created Fleet Credit Card Funding, LLC, a bankruptcy-remote special purpose entity and entered into a Receivables Purchase Agreement dated as of January 1, 2002 with Fleet Credit Card Funding, LLC. On March 28, 2002 Fleet Credit Card Funding, LLC was converted to a Delaware statutory trust known as Fleet Credit Card Funding Trust ("FCCF"). Under the Receivables Purchase Agreement, which was amended in conjunction with the conversion, Fleet Bank (RI), National Association sells credit card receivables to FCCF. Pursuant to the Pooling and Servicing Agreement dated as of December 1, 1993 as amended and restated as of January 1, 2002 and as further amended by Amendment Number 1 dated as of April 1, 2002 (the "Pooling and Servicing Agreement"), FCCF became the transferor to the Trust and transfers receivables purchased from Fleet Bank (RI), National Association to the Trust. Fleet Bank (RI), National Association continues as owner of the credit card accounts and as the servicer.

Certain data processing and administrative functions associated with the servicing of the credit card receivables are performed on behalf of Fleet Bank (RI), National Association by First Data Resources, a business unit of First Data Corporation.

Item 2. Properties

The information set forth in the Current Reports on Form 8-K dated February 15, 2002 through January 15, 2003, as filed by the Registrant, is incorporated herein by reference. For the monthly period ending December 31, 2002, approximately 1.31% of the accounts and 3.52% of the principal receivables were 30 days or more delinquent. The aggregate principal outstanding balance of such delinquent accounts was $429,401,507.29. Set forth below is certain information with respect to the Class A Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 95-C ("Series 95-C Class B"), the Class A1 Fixed Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A1"), the Class A2 Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class A2"), the Class B Floating Rate Asset Backed Certificates, Series 96-A ("Series 96-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-B ("Series 96-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 96-D ("Series 96-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-A ("Series 99-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-A ("Series 99-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-B ("Series 99-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-B ("Series 99-B Class B") the Class A Fixed Rate Asset Backed Certificates, Series 99-C ("Series 99-C Class A"), the Class B Fixed Rate Asset Backed Certificates, Series 99-C ("Series 99-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 99-D ("Series 99-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 99-D ("Series 99-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 00-A ("Series 00-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-A ("Series 00-A Class B"), the Class A Floating Rate Asset Backed Certificates, Series 00-B ("Series 00-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-B ("Series 00-B Class B"), the Class A Fixed Rate Asset Backed Certificates, Series 00-C ("Series 00-C Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-C ("Series 00-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 00-D ("Series 00-D Class A"), the Class B Floating Rate Asset Backed Certificates, Series 00-D ("Series 00-D Class B"), the Class A Floating Rate Asset Backed Certificates, Series 01-A ("Series 01-A Class A"), the Class A Fixed Rate Asset Backed Certificates, Series 01-B ("Series 01-B Class A"), the Class B Fixed Rate Asset Backed Certificates, Series 01-B ("Series 01-B Class B"), the Class A Fixed Rate Asset Backed Certificates, Series 01-C ("Series 01-C Class A") the Class B Fixed Rate Asset Backed Certificates, Series 01-C ("Series 01-C Class B"), the Class A Floating Rate Asset Backed Certificates, Series 02-A ("Series 02-A Class A"), the Class B Floating Rate Asset Backed Certificates, Series 02-A ("Series 00-B Class B"), the Class A Floating Rate Asset Backed Certificates, Series 02-B ("Series 02-B Class A"), the Class B Floating Rate Asset Backed Certificates, Series 02-B ("Series 02-B Class B"), the Class A Fixed Rate Asset Backed Certificates, Series 02-C ("Series 02-C Class A"), and the Class B Floating Rate Asset Backed Certificates, Series 02-C ("Series 02-C Class B").

Series/Class	Monthly Period Ended	Receivables Written Off as Uncollectible with Respect to the Participation Interests of Certificateholders	% of Receivables Outstanding on an Annualized Basis
Series 1996-A Class A1	December 31, 2002	$982,066.31	8.04%
	November 30, 2002	$1,005,573.42	6.58%
	October 31, 2002	$1,122,866.14	6.12%
Series 1996-A Class A2	December 31, 2002	$982,066.31	8.04%
	November 30, 2002	$1,005,573.42	6.58%
	October 31, 2002	$1,122,866.14	6.12%
Series 1996-A Class B	December 31, 2002	$140,649.12	6.43%
	November 30, 2002	$129,867.98	5.94%
	October 31, 2002	$133,387.25	6.10%
Series 1996-B Class A	December 31, 2002	$3,475,253.09	6.43%
	November 30, 2002	$3,238,816.95	5.99%
	October 31, 2002	$3,307,381.46	6.12%
Series 1996-B Class B	December 31, 2002	$220,947.45	6.43%
	November 30, 2002	$207,704.72	6.04%
	October 31, 2002	$211,228.94	6.14%
Series 1996-D Class A	December 31, 2002	N/A	N/A
	November 30, 2002	$3,025,330.98	6.00%
	October 31, 2002	$3,087,840.16	6.12%
Series 1996-D Class B	December 31, 2002	$206,209.15	6.43%
	November 30, 2002	$190,360.97	5.93%
	October 31, 2002	$194,548.58	6.06%
		Page 6
Series 1999-B Class A	December 31, 2002	$2,223,069.31	6.43%
	November 30, 2002	$2,073,526.14	6.00%
	October 31, 2002	$2,117,849.51	6.12%
Series 1999-B Class B	December 31, 2002	$200,872.87	6.43%
	November 30, 2002	$190,360.97	6.09%
	October 31, 2002	$191,796.34	6.14%
Series 1999-C Class A	December 31, 2002	$1,353,954.28	6.43%
	November 30, 2002	$1,263,151.78	6.00%
	October 31, 2002	$1,289,614.12	6.12%
Series 1999-C Class B	December 31, 2002	$108,504.38	6.43%
	November 30, 2002	$100,961.73	5.98%
	October 31, 2002	$102,834.41	6.09%
Series 1999-D Class A	December 31, 2002	$2,619,478.77	6.43%
	November 30, 2002	$2,442,685.58	5.99%
	October 31, 2002	$2,495,826.43	6.12%
Series 1999-D Class B	December 31, 2002	$241,085.56	6.43%
	November 30, 2002	$225,048.47	6.00%
	October 31, 2002	$227,909.30	6.08%
Series 2000-A Class A	December 31, 2002	$3,274,316.69	6.43%
	November 30, 2002	$3,054,237.23	6.00%
	October 31, 2002	$3,118,393.00	6.12%
Series 2000-A Class B	December 31, 2002	$301,309.30	6.43%
	November 30, 2002	$279,760.20	5.97%
	October 31, 2002	$286,262.75	6.11%
Series 2000-B Class A	December 31, 2002	$2,837,758.08	6.43%
	November 30, 2002	$2,647,709.81	6.00%
	October 31, 2002	$2,701,495.24	6.12%
Series 2000-B Class B	December 31, 2002	$261,160.14	6.43%
	November 30, 2002	$245,072.70	6.03%
	October 31, 2002	$250,149.78	6.16%
		Page 7
Series 2000-C Class A	December 31, 2002	$2,837,758.08	6.43%
	November 30, 2002	$2,647,709.81	6.00%
	October 31, 2002	$2,701,495.24	6.12%
Series 2000-C Class B	December 31, 2002	$261,160.14	6.43%
	November 30, 2002	$245,072.70	6.03%
	October 31, 2002	$250,149.78	6.16%
Series 2000-D Class A	December 31, 2002	$3,929,218.15	6.43%
	November 30, 2002	$3,662,688.12	5.99%
	October 31, 2002	$3,740,959.58	6.12%
Series 2000-D Class B	December 31, 2002	$361,596.57	6.43%
	November 30, 2002	$337,572.70	6.00%
	October 31, 2002	$344,616.19	6.13%
Series 2001-A Class A	December 31, 2002	$4,198,382.71	6.43%
	November 30, 2002	$3,916,642.84	6.00%
	October 31, 2002	$3,996,669.48	6.12%
Series 2001-B Class A	December 31, 2002	$3,664,055.80	6.43%
	November 30, 2002	$3,417,615.42	6.00%
	October 31, 2002	$3,488,057.55	6.12%
Series 2001-B Class B	December 31, 2002	$257,094.40	6.43%
	November 30, 2002	$239,291.45	5.98%
	October 31, 2002	$244,589.66	6.11%
Series 2001-C Class A	December 31, 2002	$3,664,055.80	6.43%
	November 30, 2002	$3,417,615.42	6.00%
	October 31, 2002	$3,488,057.55	6.12%
Series 2001-C Class B	December 31, 2002	$257,094.40	6.43%
	November 30, 2002	$239,291.45	5.98%
	October 31, 2002	$244,589.66	6.11%
Series 2002-A Class A	December 31, 2002	$3,535,476.83	6.43%
	November 30, 2002	$3,299,309.94	6.00%
	October 31, 2002	$3,365,790.54	6.12%
		Page 8
Series 2002-A Class B	December 31, 2002	$299,975.23	6.43%
	November 30, 2002	$279,760.20	5.99%
	October 31, 2002	$286,262.75	6.13%
Series 2002-B Class A	December 31, 2002	$3,314,529.38	6.43%
	November 30, 2002	$4,644,361.53	9.01%
	October 31, 2002	N/A	N/A
Series 2002-B Class B	December 31, 2002	$281,234.72	6.43%
	November 30, 2002	$394,386.70	9.01%
	October 31, 2002	N/A	N/A
Series 2002-C Class A	December 31, 2002	$5,073,873.93	9.55%
	November 30, 2002	N/A	N/A
	October 31, 2002	N/A	N/A
Series 2002-C Class B	December 31, 2002	$358,851.02	9.57%
	November 30, 2002	N/A	N/A
	October 31, 2002	N/A	N/A

(Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Amended and Restated Pooling and Servicing Agreement dated as of December 1, 1993 as amended and restated as of January 1, 2002 as Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (No. 333-73728-02), as amended by Amendment Number 1 to the Amended and Restated Pooling and Servicing Agreement, dated April 1, 2002 as Exhibit 4.2 to the Form 8-K filed on May 21, 2002 by Fleet Credit Card Funding Trust.)

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

(b) At February 28, 2003 there were thirty-two (32) holders of record of the Series 96-A Class A1 Certificates, nine (9) holders of record of the Series 96-A Class A2 Certificates, one (1) holder of record of the Series 96-A Class B Certificates, six (6) holders of record of the Series 99-B Class A Certificates, four (4) holders of record of the Series 99-B Class B Certificates, twelve (12) holders of record of the Series 99-C Class A Certificates, four (4) holders of record of the Series 99-C Class B Certificates, eight (8) holders of record of the Series 99-D Class A Certificates, three (3) holders of record of the Series 99-D Class B Certificates, eighteen (18) holders of record of the Series 00-B Class A Certificates, three (3) holders of record of the Series 00-B Class B Certificates, twenty-four (24) holders of record of the Series 00-C Class A Certificates, three (3) holders of record of the Series 00-C Class B Certificates, twenty-six (26) holders of record of the Series 00-D Class A Certificates, three (3) holders of record of the Series 00-D Class B Certificates, twenty-three (23) holders of record of the Series 01-A Class A Certificates, thirty-eight (38) holders of record of the Series 01-B Class A Certificates, three (3) holders of record of the Series 01-B Class B Certificates, forty (40) holders of record of the Series 01-C Class A Certificates, five (5) holders of record of the Series 01-C Class B Certificates, twenty-eight (28) holders of record of the Series 02-A Class A Certificates, three (3) holders of record of the Series 02-A Class B Certificates, eight (8) holders of record of the Series 02-B Class A Certificates and four (4) holders of record of the Series 02-B Class B Certificates, twenty-seven (27) holders of record of the Series 02-C Class A Certificates and three (3) holders of record of the Series 02-C Class B Certificates.

(c) Not applicable.

 Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See the Supplementary Trust Data relating to the performance of the

Trust filed as Exhibit 99.1 under Item 15(a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Each Class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the Depository Trust Company system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is Cede & Co., c/o the Depository Trust Company, 55 Water Street, New York, New York 10041. At February 28, 2003, the following direct Depository Trust Company participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on the date. The information on held positions by the Depository Trust Company participants has been provided by the Depository Trust Company.

(a)(i) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 96-A Class A1 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	17.63%	$38,795
Citibank, N.A.
3800 Citibank Center B3-15
525 William Penn Place Suite 3148
Tampa, FL 33610
	5.78%	$12,725
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	6.68%	$14,700
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	15.73%	$34,600
Northern Trust Company (The)
801 S. Canal C-IN
Chicago, IL 60607
	8.67%	$19,075
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	10.89%	$23,965
Fifth Third Bank (The)
38 Fountain Square Plaza
Cincinnati, OH 45263
	11.98%	$26,350

(a)(ii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 96-A Class A2 Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	7.82%	$17,200
Barclays Global Investors N.A. / Investors Bank & Trust
980 9th Street
6th Floor
Sacramento, CA 95814
	18.18%	$40,000
HSBC Bank USA Omnibus
140 Broadway - Level A
525 William Penn Place Suite 3148
New York, NY 10015
	9.09%	$20,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	33.64%	$74,000
 State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	16.52%	$36,350
Wells Fargo Bank Minnesota, N.A.
C/O ADP Proxy Services
Edgewood, NY 11717
	12.50%	$27,500

(a)(iii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 96-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Swiss America Securities Inc.
12 East 49th Street
New York, NY 10017
	100%	$26,250

(a)(iv) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 99-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	44.63%	$185,200
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	6.67%	$27,700
 State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	43.94%	$182,350

(a)(v) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 99-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank One Trust Company, N.A.
340 South Cleveland Avenue
Building 350
Columbus, OH 43240
	26.67%	$10,000
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259
	26.67%	$10,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	32.25%	$12,096
SSB - Bank Portfolio
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	14.41%	$5,404

(a)(vi) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 99-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank Of New York (The)
One Wall Street
New York, NY 10286
	7.74%	$19,570
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	14.85%	$37,521
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	11.53%	$29,150
DBTC Americas/Suntrust Portfolio
14 Wall Street
New York, NY 10005
	7.91%	$20,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	16.82%	$42,500
PNC Bank, National Association
1600 Market Street, 29th Floor
Philadelphia, PA 19103
	19.78%	$50,000
 Fifth Third Bank (The)
38 Fountain Square Plaza
Cincinnati, OH 45263
	17.57%	$44,398

(a)(vii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 99-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NJ 10286
	49.39%	$10,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	14.81%	$3,000
U.S. Bank N.A.
ATTN: Securities Control
1555 N. Rivercenter Drive Suite 0300
Milwaukee, WI 53212
	20.99%	$4,250
Wachovia Bank N.A. - Philadelphia Main
530 Walnut Street, 1st Floor
Philadelphia, PA 19101
	14.81%	$3,000

(a)(viii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 99-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	6.85%	$33,500
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259
	21.47%	$105,000
Merrill Lynch, Pierce, Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	7.16%	$35,000
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	60.88%	$297,715

(a)(ix) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 99-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	22.22%	$10,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	22.22%	$10,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	55.56%	$25,000

 (a)(x) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 00-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	38.86%	$205,873
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	15.11%	$80,065
HSBC Bank USA Omnibus
140 Broadway - Level A
Mail Code 3404
New York, NY 10015
	14.74%	$78,077
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	9.46%	$50,122
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	9.07%	$48,070

(a)(xi) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 00-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	33.33%	$16,250
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	61.54%	$30,000
Northern Trust Company (The)
801 South Canal C-IN
Chicago, IL 60607
	5.13%	$2,500

(a)(xii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 00-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	7.69%	$40,740
Boston Safe Deposit and Trust Company
525 William Penn Place Suite 3148
Pittsburgh, PA 15259
	37.31%	$197,645
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	10.82%	$57,305
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	19.10%	$101,198
SSB - Trust Custody
2 Heritage Drive
North Quincy, MA 02171
	6.81%	$36,100

(a)(xiii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 00-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	22.05%	$10,750
Bank One Trust Company, N.A.
340 South Cleveland Avenue
Columbus, OH 43240
	20.51%	$10,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	57.44%	$28,000

(a)(xiv) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 00-D Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259
	13.63%	$100,000
Brown Brothers Harriman & Co.
63 Wall Street 8th Floor
New York, NY 10005
	7.09%	$52,030
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	15.54%	$114,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	12.67%	$92,951
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	24.81%	$182,000
UBS AG
677 Washington Boulevard
Stamford, CT 06901
	18.44%	$135,250

(a)(xv) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 00-D Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	14.81%	$10,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	74.82%	$50,500
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	10.37%	$7,000

 (a)(xvi) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 01-A Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259
	19.88%	$155,830
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	23.17%	$181,570
Merrill Lynch, Pierce Fenner & Smith Safekeeping
4 Corporate Place
Piscataway, NJ 08854
	9.57%	$75,000
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	35.64%	$279,319

(a)(xvii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 01-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	5.07%	$34,649
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259
	36.57%	$250,160
Deutche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	6.82%	$46,665
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	13.47%	$92,165
Northern Trust Company (The)
801 South Canal C-IN
Chicago, IL 60607
	8.94%	$61,150
SSB - Trust Custody
2 Heritage Drive
North Quincy, MA 02171
	5.58%	$38,200

(a)(xviii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 01-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bear, Stearns Securities Corp.
One Metrotech Center North
Brooklyn, NY 11201-3862
	41.67%	$20,000
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	20.83%	$10,000
LBI-Lehman Government Securities Inc. (LBI)
101 Hudson Street
Jersey City, NJ 07302
	37.50%	$18,000

(a)(xix) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 01-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Banc of America Securities LLC
300 Harmon Meadow Boulevard
Secaucus, NJ 07094
	8.32%	$56,893
Bank of New York (The)
One Wall Street
New York, NY 10286
	9.14%	$62,490
Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259
	19.23%	$131,530
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	21.73%	$148,602
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	7.25%	$49,570

(a)(xx) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 01-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	20.83%	$10,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	10.42%	$5,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	13.54%	$6,500
 SSB - Bank Portfolio
1776 Heritage Drive
North Quincy, MA 02171
	52.08%	$25,000

(a)(xxi) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 02-A Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Boston Safe Deposit and Trust Company
525 William Penn Place Suite 3148
Pittsburgh, PA 15259
	9.44%	$62,330
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211
	18.64%	$123,020
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	19.83%	$130,900
Northern Trust Company (The)
801 South Canal C-IN
Chicago, IL 60607
	23.13%	$152,665
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	14.57%	$96,170

(a)(xxii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 02-A Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	17.86%	$10,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	5.36%	$3,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	76.78%	$43,000

(a)(xxiii) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 02-B Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	33.94%	$210,000
Boston Safe Deposit and Trust Company
525 William Penn Place Suite 3148
Pittsburgh, PA 15259
	11.96%	$74,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	6.46%	$40,000
JP Morgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	31.52%	$195,000
State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
North Quincy, MA 02171
	13.66%	$84,500

(a)(xxiv) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 02-B Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of New York (The)
One Wall Street
New York, NY 10286
	28.57%	$15,000
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
	19.05%	$10,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	19.05%	$10,000
Sumitomo Trust & Banking Co. (USA)
527 Madison Avenue
New York, NY 10022
	33.33%	$17,500

(a)(xxv) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 02-C Class A Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Boston Safe Deposit and Trust Company
525 William Penn Place Suite 3148
Pittsburgh, PA 15259
	43.59%	$277,865
Citibank, N.A.
3800 Citibank, Center B3-15
Tampa, FL 33610
	15.38%	$98,025
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	23.04%	$146,900

(a)(xxvi) Each holder of record at February 28, 2003 of more than five percent (5%) of the Series 02-C Class B Certificates is indicated below:
Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of Tokyo-Mitsubishi Trust Company
Trust Operations Department Plaza 3
5th Floor Harborside Financial Center
Jersey City, NJ 07311-1904
	44.45%	$20,000
JPMorgan Chase Bank
Proxy/Class Actions/Bankruptcy
14201 Dallas Parkway
Dallas, TX 75254
	22.22%	$10,000
Sumitomo Trust & Bank Co. (USA)
527 Madison Avenue
New York, NY 10022
	33.33%	$15,000

(b) Not applicable.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Controls and Procedures

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) None

(2) None
(3) Exhibit 3.1	Trust Agreement dated March 28, 2002 incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-3 (No. 333-73728-02).
Exhibit 99.1	Supplementary Trust Data relating to performance of the Trust
Exhibit 99.2	Annual Servicer's Certificate
Exhibit 99.3	Report of Independent Accountants
Exhibit 99.4	Management Report on Internal Control over Servicing of Securitized Credit Card Receivables

(b) See Item 2.

(c) Exhibits
Exhibit No.	Description of Exhibit
3.1	Trust Agreement
99.1	Supplementary Trust Data
99.2	Annual Servicer's Certificate
99.3	Report of Independent Accountants
99.4	Management Report on Internal Control over Servicing of Securitized Credit Card Receivables

(d) Not applicable. No annual report or proxy material has been sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fleet Credit Card Funding Trust On behalf of Fleet Credit Card Master Trust II
Dated: March 28, 2003	/s/ JEFFREY A. LIPSON
Jeffrey A. Lipson Vice President

 CERTIFICATION

I, Jeffrey A. Lipson, certify that:

  I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Fleet Credit Card Master Trust II;

  Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

  Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

/s/ JEFFREY A. LIPSON	Date: March 28, 2003

Jeffrey A. Lipson Vice President Fleet Credit Card Funding Trust

 INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Sequential Page Number
3.1	Trust Agreement	By reference
99.1	Supplementary Trust Data	43
99.2	Annual Servicer's Certificate	44
99.3	Report of Independent Accountants	45
99.4	Management Report on Internal Control over Servicing of Securitized Credit Card Receivables	46