Form 10-K
FLEET CREDIT CARD MASTER TRUST II
filed 2004-03-24
CIK 924992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 333-73728-01

Fleet Credit Card Funding Trust

on behalf of

Fleet Credit Card Master Trust II

(formerly ADVANTA Credit Card Master Trust II)

(Exact name of registrant as specified in its charter)

Delaware	23-3101310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 North Wakefield Drive, Newark, Delaware, 19702
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (302) 266-5004.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Floating Rate Asset Backed Certificates, Series 1996-B Class B Floating Rate Asset Backed Certificates, Series 1996-B (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].    Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

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

 No documents incorporated by reference.

INTRODUCTORY NOTE

The Fleet Credit Card Master Trust II (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of December 1, 1993. That Pooling and Servicing Agreement has been amended numerous times and was most recently amended and restated as of January 1, 2002. The Pooling and Servicing Agreement as so amended and restated is among Fleet Credit Card Funding Trust, as transferor (the "Transferor"), Fleet Bank (RI), National Association, as servicer, and Deutsche Bank Trust Company Americas, as trustee (the "Trustee").

The Trust is the Issuer of the following certificates which were outstanding during some or all of 2003: Class A1 Fixed Rate Asset Backed Certificates, Series 1996-A ("Series 96-A Class A1"), Class A2 Floating Rate Asset Backed Certificates, Series 1996-A ("Series 96-A Class A2"), Class B Floating Rate Asset Backed Certificates, Series 1996-A ("Series 96-A Class B"), Class A Floating Rate Asset Backed Certificates, Series 1996-B ("Series 96-B Class A"), Class B Floating Rate Asset Backed Certificates, Series 1996-B ("Series 96-B Class B"), Class B Floating Rate Asset Backed Certificates, Series 1996-D ("Series 96-D Class B"), Class A Floating Rate Asset Backed Certificates, Series 1999-B ("Series 99-B Class A"), Class B Floating Rate Asset Backed Certificates, Series 1999-B ("Series 99-B Class B"), Class A Fixed Rate Asset Backed Certificates, Series 1999-C ("Series 99-C Class A"), Class B Fixed Rate Asset Backed Certificates, Series 1999-C ("Series 99-C Class B"), Class A Floating Rate Asset Backed Certificates, Series 1999-D ("Series 99-D Class A"), Class B Fixed Rate Asset Backed Certificates, Series 1999-D ("Series 99-D Class B"), Class A Floating Rate Asset Backed Certificates, Series 2000-A ("Series 00-A Class A"), Class B Floating Rate Asset Backed Certificates, Series 2000-A ("Series 00-A Class B"), Class A Floating Rate Asset Backed Certificates, Series 2000-B ("Series 00-B Class A"), Class B Floating Rate Asset Backed Certificates, Series 2000-B ("Series 00-B Class B"), Class A Fixed Rate Asset Backed Certificates, Series 2000-C ("Series 00-C Class A"), Class B Floating Rate Asset Backed Certificates, Series 2000-C ("Series 00-C Class B"), Class A Floating Rate Asset Backed Certificates, Series 2000-D ("Series 00-D Class A"), Class B Floating Rate Asset Backed Certificates, Series 2000-D ("Series 00-D Class B"), Class A Floating Rate Asset Backed Certificates, Series 2001-A ("Series 01-A Class A"), Class A Fixed Rate Asset Backed Certificates, Series 2001-B ("Series 01-B Class A"), Class B Fixed Rate Asset Backed Certificates, Series 2001-B ("Series 01-B Class B"), Class A Fixed Rate Asset Backed Certificates, Series 2001-C ("Series 01-C Class A"), Class B Fixed Rate Asset Backed Certificates, Series 2001-C ("Series 01-C Class B"), Class A Floating Rate Asset Backed Certificates, Series 2002-A ("Series 02-A Class A"), Class B Floating Rate Asset Backed Certificates, Series 2002-A ("Series 02-A Class B"), Class A Floating Rate Asset Backed Certificates, Series 2002-B ("Series 02-B Class A"), Class B Floating Rate Asset Backed Certificates, Series 2002-B ("Series 02-B Class B"), Class A Fixed Rate Asset Backed Certificates, Series 2002-C ("Series 02-C Class A"), Class B Floating Rate Asset Backed Certificates, Series 2002-C ("Series 02-C Class B"), Class A Fixed Rate Asset Backed Certificates, Series 2003-A ("Series 03-A Class A"), Class B Floating Rate Asset Backed Certificates, Series 2003-A ("Series 03-A Class B").

Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Pooling and Servicing Agreement dated as of December 1, 1993, as amended and restated as of January 1, 2002 and filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (No. 333-73728-01), as amended by Amendment Number 1 to the Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 2002 and filed as Exhibit 4.2 to the Form 8-K filed on May 21, 2002 by Fleet Credit Card Funding Trust.

 PART I

Item 1. Business

Not applicable.

Item 2. Properties

Information concerning the Trust is set forth in the Current Reports on Form 8-K dated February 18, 2003 through January 15, 2004, as filed by the Registrant.

As of December 31, 2003, approximately 1.28% of the accounts and 4.04% of the Principal Receivables in the Trust were 30 days or more delinquent. Of such amount, Accounts designated to the Trust having a principal balance of $131,255,834, or approximately 1.17% of all Principal Receivables were delinquent 30-59 days; Accounts designated to the Trust having a principal balance of $104,335,146, or approximately 0.93% of all Principal Receivables were delinquent 60-89 days; and Accounts designated to the Trust having a principal balance of $217,122,297, or approximately 1.94% of all Principal Receivables were delinquent 90 days or more.

The aggregate Investor Default Amount for the year ended December 31, 2003 was $716,256,521. There were no Investor Charge-offs for the year ended December 31, 2003.

Set forth below is certain information with respect to the outstanding series of Certificates. Supplemental Trust Information is presented in Exhibit 99.1 to this Annual Report.

Series/Class	Monthly Period Ended	Receivables Written Off as Uncollectible with Respect to the Participation Interests of Certificateholders	% of Receivables Outstanding on an Annualized Basis

Series 96-B Class A	December 31, 2003	$4,175,358.45	7.72%
	November 30, 2003	$3,910,261.68	7.23%
	October 31, 2003	$3,961,759.95	7.33%

Series 96-B Class B	December 31, 2003	$265,520.96	7.72%
	November 30, 2003	$248,599.60	7.23%
	October 31, 2003	$251,907.34	7.33%

Series 99-B Class A	December 31, 2003	$2,670,955.37	7.72%
	November 30, 2003	$2,501,370.47	7.23%
	October 31, 2003	$2,534,282.75	7.33%

Series 99-B Class B	December 31, 2003	$241,363.08	7.72%
	November 30, 2003	$226,018.36	7.23%
	October 31, 2003	$229,007.29	7.33%

Series 99-C Class A	December 31, 2003	$1,626,702.34	7.72%
	November 30, 2003	$1,523,444.71	7.23%
	October 31, 2003	$1,543,479.66	7.33%

Series 99-C Class B	December 31, 2003	$130,351.88	7.72%
	November 30, 2003	$122,034.81	7.23%
	October 31, 2003	$123,661.98	7.33%

Series 99-D Class A	December 31, 2003	$3,147,210.68	7.72%
	November 30, 2003	$2,947,367.21	7.23%
	October 31, 2003	$2,986,183.06	7.33%

Series 99-D Class B	December 31, 2003	$289,606.94	7.72%
	November 30, 2003	$271,249.48	7.23%
	October 31, 2003	$274,793.05	7.33%

Series 00-C Class A	December 31, 2003	$3,409,496.21	7.72%
	November 30, 2003	$3,192,946.82	7.23%
	October 31, 2003	$3,235,026.09	7.33%

Series 00-C Class B	December 31, 2003	$313,764.82	7.72%
	November 30, 2003	$293,830.73	7.23%
	October 31, 2003	$297,719.26	7.33%

Series 00-D Class A	December 31, 2003	$4,720,851.96	7.72%
	November 30, 2003	$4,421,050.81	7.23%
	October 31, 2003	$4,479,281.75	7.33%

Series 00-D Class B	December 31, 2003	$434,410.41	7.72%
	November 30, 2003	$406,874.22	7.23%
	October 31, 2003	$412,202.66	7.33%

Series 01-A Class A	December 31, 2003	$5,044,251.17	7.72%
	November 30, 2003	$4,723,941.49	7.23%
	October 31, 2003	$4,786,139.10	7.33%

Series 01-B Class A	December 31, 2003	$4,402,269.95	7.72%
	November 30, 2003	$4,122,690.11	7.23%
	October 31, 2003	$4,177,019.61	7.33%

Series 01-B Class B	December 31, 2003	$308,947.62	7.72%
	November 30, 2003	$289,300.75	7.23%
	October 31, 2003	$293,109.72	7.33%

Series 01-C Class A	December 31, 2003	$4,402,269.95	7.72%
	November 30, 2003	$4,122,690.11	7.23%
	October 31, 2003	$4,177,019.61	7.33%

Series 01-C Class B	December 31, 2003	$308,947.62	7.72%
	November 30, 2003	$289,300.75	7.23%
	October 31, 2003	$293,109.72	7.33%

Series 02-A Class A	December 31, 2003	$4,247,832.09	7.72%
	November 30, 2003	$3,978,005.42	7.23%
	October 31, 2003	$4,030,431.42	7.33%

Series 02-A Class B	December 31, 2003	$360,426.91	7.72%
	November 30, 2003	$337,551.86	7.23%
	October 31, 2003	$341,985.95	7.33%

Series 02-B Class A	December 31, 2003	$3,982,311.13	7.72%
	November 30, 2003	$3,729,405.82	7.23%
	October 31, 2003	$3,778,564.58	7.33%

Series 02-B Class B	December 31, 2003	$337,922.70	7.72%
	November 30, 2003	$316,411.97	7.23%
	October 31, 2003	$320,578.81	7.33%

Series 02-C Class A	December 31, 2003	$4,103,028.62	7.72%
	November 30, 2003	$3,842,380.68	7.23%
	October 31, 2003	$3,893,047.98	7.33%

Series 02-C Class B	December 31, 2003	$289,606.94	7.72%
	November 30, 2003	$271,249.48	7.23%
	October 31, 2003	$274,793.05	7.33%

Series 03-A Class A	December 31, 2003	$4,103,028.62	7.72%
	November 30, 2003	$3,842,380.68	7.23%
	October 31, 2003	$3,893,047.98	7.33%

Series 03-A Class B	December 31, 2003	$289,606.94	7.72%
	November 30, 2003	$271,249.48	7.23%
	October 31, 2003	$274,793.05	7.33%

 Item 3. Legal Proceedings

There are no material pending legal proceedings with respect to the Trust, involving either the Trust, the Trustee, Fleet Credit Card Funding Trust or Fleet Bank (RI), National Association, other than ordinary or routine litigation incidental to the Trustee's, Fleet Credit Card Funding Trust's or Fleet Bank (RI), National Association's duties under the Pooling and Servicing Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

Fleet Credit Card Funding Trust, by a Solicitation Statement dated May 28, 2003, requested consent to an amendment of the Series 1999-C Supplement to the Pooling and Servicing Agreement. No meeting was held with respect to the matter. Consent to the amendment was received from holders representing 74.77% of the Investor Amount. Holders representing 25.23% of the Investor Amount, including the holder of the Collateral Interest, abstained.

The amendment added Excess Finance Charges, to the extent allocated to Series 1999-C, to the calculation of Net Portfolio Yield when determining whether a Base Rate Payout Event has occurred. The amendment became effective June 26, 2003 and was included as Exhibit 4.1 to Form 8-K filed by the Registrant on June 27, 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(a) There is no established public trading market for the Certificates.

(b) At January 30, 2004 there were twenty (20) holders of record of the Series 96-B Class A Certificates, two (2) holders of record of the Series 96-B Class B Certificates, five (5) holders of record of the Series 99-B Class A Certificates, five (5) holders of record of the Series 99-B Class B Certificates, eighteen (18) holders of record of the Series 99-C Class A Certificates, four (4) holders of record of the Series 99-C Class B Certificates, eight (8) holders of record of the Series 99-D Class A Certificates, three (3) holders of record of the Series 99-D Class B Certificates, twenty-five (25) holders of record of the Series 00-C Class A Certificates, three (3) holders of record of the Series 00-C Class B Certificates, twenty-four (24) holders of record of the Series 00-D Class A Certificates, three (3) holders of record of the Series 00-D Class B Certificates, twenty-one (21) holders of record of the Series 01-A Class A Certificates, forty (40) holders of record of the Series 01-B Class A Certificates, four (4) holders of record of the Series 01-B Class B Certificates, thirty-five (35) holders of record of the Series 01-C Class A Certificates, eight (8) holders of record of the Series 01-C Class B Certificates, twenty-five (25) holders of record of the Series 02-A Class A Certificates, three (3) holders of record of the Series 02-A Class B Certificates, nine (9) holders of record of the Series 02-B Class A Certificates, four (4) holders of record of the Series 02-B Class B Certificates, forty-six (46) holders of record of the Series 02-C Class A Certificates, three (3) holders of record of the Series 02-C Class B Certificates, thirty-four (34) holders of record of the Series 03-A Class A Certificates and three (3) holders of record of the Series 03-A Class B Certificates.

(c) Not applicable.

 Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Each Class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the Depository Trust Company system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is Cede & Co., c/o the Depository Trust Company, 55 Water Street, New York, New York 10041. At January 30, 2004, the following direct Depository Trust Company participants positions held in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on the date. The information on positions held by the Depository Trust Company participants has been provided by the Depository Trust Company.

(a)(i) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 96-B Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	20.62%	$133,763
Barclays Global Investors NA/ Investors Bank and Trust 980 9thStreet Sacramento, CA 95814	17.52%	$113,635
State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	14.44%	$93,665
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	9.67%	$62,715
The Bank of New York /Soc Gen Bank One Wall Street New York, NY 10286	6.78%	$44,000
Mellon Trust of New England, NA 525 William Penn Place Pittsburgh, PA 15259	6.34%	$41,100
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	6.17%	$40,000
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	5.24%	$34,000

(a)(ii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 96-B Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
The Bank of New York One Wall Street New York, NY 10286	80.61%	$33,250
Bank of America, NA 411 N. Akard 5th Floor Dallas, TX 75201	19.39%	$8,000

(a)(iii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 99-B Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	44.27%	$183,700
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	43.94%	$182,350
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	6.67%	$27,700

(a)(iv) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 99-B Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	32.25%	$12,096
Mellon Trust of New England, NA 525 William Penn Place Pittsburgh, PA 15259	26.67%	$10,000
Pershing, LLC / International Services Division One Pershing Plaza Jersey City, NJ 07399	26.67%	$10,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	14.41%	$5,404

(a)(v) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 99-C Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
PNC Bank, NA 8800 Tinicum Boulevard MS F6-F266-02-2 Philadelphia, PA 19153	19.78%	$50,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	19.58%	$49,490
The Fifth Third Bank 38 Fountain Square Plaza Cincinnati, OH 45263	17.57%	$44,398
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	9.89%	$25,000
The Bank of New York One Wall Street New York, NY 10286	7.94%	$20,070
DBTC Americas/Suntrust Portfolio 14 Wall Street New York, NY 10005	7.91%	$20,000
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Dr. North Quincy, MA 02171	5.23%	$13,211

(a)(vi) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 99-C Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
The Bank of New York One Wall Street New York, NY 10286	49.38%	$10,000
U.S. Bank NA ATTN: Securities Control 1555 North Rivercenter Drive Suite 0300 Milwaukee, WI 53212	20.99%	$4,250
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	14.81%	$3,000
Wachovia Bank NA - Philadelphia Main 530 Walnut Street, 1st Floor Philadelphia, PA 19101	14.81%	$3,000

(a)(vii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 99-D Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Dr. North Quincy, MA 02171	60.88%	$297,715
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	21.47%	$105,000
Merrill Lynch, Pierce, Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	7.16%	$35,000
The Bank of New York One Wall Street New York, NY 10286	6.85%	$33,500

(a)(viii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 99-D Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
The Bank of New York One Wall Street New York, NY 10286	55.56%	$25,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	22.22%	$10,000
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	22.22%	$10,000

 (a)(ix) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 00-C Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
Mellon Trust of New England, NA 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	30.45%	$161,300
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	18.11%	$95,942
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	15.66%	$82,942
The Bank of New York One Wall Street New York, NY 10286	10.13%	$53,681
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	7.46%	$39,500

(a)(x) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 00-C Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	57.44%	$28,000
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	22.05%	$10,750
Pershing, LLC/International Services Division One Pershing Plaza Jersey City, NJ 07399	20.51%	$10,000

(a)(xi) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 00-D Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	38.80%	$284,600
UBS AG 677 Washington Boulevard Stamford, CT 06901	18.44%	$135,250
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	15.90%	$116,650
The Bank of New York One Wall Street New York, NY 10286	12.32%	$90,376
Brown Brothers Harriman & Co. 63 Wall Street New York, NY 10005	7.09%	$52,030

(a)(xii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 00-D Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	74.81%	$50,500
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	14.81%	$10,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	10.37%	$7,000

(a)(xiii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 01-A Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	46.47%	$364,214
The Bank of New York One Wall Street New York, NY 10286	16.20%	$127,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	10.94%	$85,757
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	9.57%	$75,000
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	5.72%	$44,841

(a)(xiv) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 01-B Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	33.62%	$229,980
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	18.03%	$123,356
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	12.94%	$88,495
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	5.16%	$35,275
The Bank of New York One Wall Street New York, NY 10286	5.11%	$34,925

(a)(xv) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 01-B Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	39.58%	$19,000
The Bank of New York One Wall Street New York, NY 10286	20.83%	$10,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	20.83%	$10,000
Goldman, Sachs and Company 180 Maiden Lane New York, NY 10038	18.75%	$9,000

(a)(xvi) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 01-C Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	20.76%	$141,972
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	16.01%	$109,532
The Bank of New York One Wall Street New York, NY 10286	12.48%	$85,340
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	8.95%	$61,225
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	8.45%	$57,821
Barclays Global Investors NA / Investors Bank and Trust 980 9th Street, 6th Floor Sacramento, CA 95814	8.31%	$56,870

(a)(xvii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 01-C Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
Bank of America, NA 411 North Akard Street, 5th Floor Dallas, TX 75201	21.88%	$10,500
The Bank of New York One Wall Street New York, NY 10286	20.83%	$10,000
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	17.92%	$8,600
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	13.54%	$6,500
Mellon Trust of New England, NA 525 William Penn Place Pittsburgh, PA 15259	11.46%	$5,500
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	10.42%	$5,000

(a)(xviii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 02-A Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	29.11%	$192,094
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	23.35%	$154,140
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	19.22%	$126,870
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	10.28%	$67,837
The Bank of New York One Wall Street New York, NY 10286	6.99%	$46,118

(a)(xix) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 02-A Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	76.79%	$43,000
The Bank of New York One Wall Street New York, NY 10286	17.86%	$10,000
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	5.36%	$3,000

(a)(xx) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 02-B Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
The Bank of New York One Wall Street New York, NY 10286	34.42%	$213,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	31.03%	$192,000
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	12.36%	$76,500
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	11.96%	$74,000
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	7.96%	$49,250

(a)(xxi) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 02-B Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
Sumitomo Trust and Banking Co. (USA) 527 Madison Avenue New York, NY 10022	33.33%	$17,500
The Bank of New York One Wall Street New York, NY 10286	28.57%	$15,000
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	19.05%	$10,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	19.05%	$10,000

(a)(xxii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 02-C Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	28.81%	$183,638
Mellon Trust of New England, NA 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	28.09%	$179,096
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	9.85%	$62,795
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	8.52%	$54,325
SSB Bank Portfolio 1776 Heritage Drive North Quincy, MA 02171	7.58%	$48,350
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	6.26%	$39,920

(a)(xxiii) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 02-C Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
Bank of Tokyo-Mitsubishi Trust Company Trust Operations Department Plaza 3 5th Floor Harborside Financial Center Jersey City, NJ 07311-1904	44.44%	$20,000
Sumitomo Trust and Banking Co. (USA) 527 Madison Avenue New York, NY 10022	33.33%	$15,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	22.22%	$10,000

(a)(xxiv) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 03-A Class A Certificates indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
The Bank of New York One Wall Street New York, NY 10286	21.10%	$134,485
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	18.91%	$120,545
PNC Bank, NA / Pittsburgh One PNC Plaza, 9th Floor 249 5th Avenue Pittsburgh, PA 15222-7707	14.76%	$94,085
Mellon Trust of New England, NA 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	14.40%	$91,820
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	9.85%	$62,799
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	8.24%	$52,500

(a)(xxv) Each holder of record at January 30, 2004 of more than five percent (5%) of the Series 03-A Class B Certificates indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000’s)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	66.67%	$30,000
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	22.22%	$10,000
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	11.11%	$5,000

(b) Not applicable.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1)	None
(2)	None
(3)	Exhibit 3.1	Trust Agreement dated March 28, 2002 incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-3 (No. 333-73728-01)
	Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
	Exhibit 99.1	Supplementary Trust Data relating to performance of the Trust
	Exhibit 99.2	Annual Servicer's Certificate
	Exhibit 99.3	Report of Independent Accountants
	Exhibit 99.4	Management Report on Internal Control over the Servicing of Securitized Credit Card Receivables

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the registrant with respect to Monthly Periods and events occurring during the year ended December 31, 2003:

Date	Items	Description
02/18/03	5, 7	Monthly Reports for January 2003
02/19/03	5, 7	Legality Opinion
02/20/03	5, 7	Series Term Sheet
03/03/03	5, 7	Series 2003-A Supplement
03/17/03	5, 7	Monthly Reports for February 2003
04/15/03	5, 7	Monthly Reports for March 2003
05/15/03	5, 7	Monthly Reports for April 2003
05/30/03	7, 9	Solicitation Statement
06/16/03	5, 7	Monthly Reports for May 2003
06/27/03	5, 7	Amendment to Series 1999-C Supplement
07/15/03	5, 7	Monthly Reports for June 2003
08/15/03	5, 7	Monthly Reports for July 2003
09/15/03	5, 7	Monthly Reports for August 2003
10/15/03	5, 7	Monthly Reports for September 2003
11/17/03	5, 7	Monthly Reports for October 2003
11/17/03	5, 7	Amendment to correct HTML syntax for October Monthly Reports
12/15/03	5, 7	Monthly Reports for November 2003
01/15/04	5, 7	Monthly Reports for December 2003

(c) Exhibits

Exhibit No.	Description of Exhibit
3.1	Trust Agreement Incorporated By Reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
99.1	Supplementary Trust Data
99.2	Annual Servicer’s Certificate
99.3	Report of Independent Accountants
99.4	Management Report on Internal Control over the Servicing of Securitized Credit Card Receivables

(d) Not applicable. No annual report or proxy material has been sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fleet Credit Card Funding Trust
On behalf of Fleet Credit Card Master Trust II
Dated: March 24, 2004
By: /s/ JEFFREY A. LIPSON
Jeffrey A. Lipson
Vice President

  INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Trust Agreement Incorporated By Reference
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
99.1	Supplementary Trust Data
99.2	Annual Servicer’s Certificate
99.3	Report of Independent Accountants
99.4	Management Report on Internal Control over the Servicing of Securitized Credit Card Receivables