Form 10-K
FLEET CREDIT CARD MASTER TRUST II; FLEET CREDIT CARD FUNDING TRUST
filed 2005-03-29
CIK 924992, 1170188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 333-73728-01 and 333-73728-02

Fleet Credit Card Funding Trust

on behalf of

Fleet Credit Card Master Trust II

(formerly ADVANTA Credit Card Master Trust II)

(Exact name of registrant as specified in its charter)

Delaware	23-3101310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 North Wakefield Drive, Newark, Delaware 19702
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (302) 266-5004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None

Documents Incorporated By Reference:

 No documents incorporated by reference.

INTRODUCTORY NOTE

The Fleet Credit Card Master Trust II (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of December 1, 1993. That Pooling and Servicing Agreement has been amended numerous times and was most recently amended and restated as of January 1, 2002 and amended by Amendment Number 1 thereto, dated as of April 1, 2002 (as so amended and restated, (the "Pooling and Servicing Agreement")). The Pooling and Servicing Agreement as so amended and restated is among Fleet Credit Card Funding Trust, as transferor (the "Transferor"), Bank of America, National Association (USA) (as successor to Fleet Bank (RI), National Association), as servicer, and Deutsche Bank Trust Company Americas, as trustee (the "Trustee").

The Trust is the Issuer of the following certificates which were outstanding during some or all of 2004: Class A Floating Rate Asset Backed Certificates, Series 1996-B ("Series 96-B Class A"), Class B Floating Rate Asset Backed Certificates, Series 1996-B ("Series 96-B Class B"), Class A Floating Rate Asset Backed Certificates, Series 1999-B ("Series 99-B Class A"), Class B Floating Rate Asset Backed Certificates, Series 1999-B ("Series 99-B Class B"), Class A Fixed Rate Asset Backed Certificates, Series 1999-C ("Series 99-C Class A"), Class B Fixed Rate Asset Backed Certificates, Series 1999-C ("Series 99-C Class B"), Class A Floating Rate Asset Backed Certificates, Series 1999-D ("Series 99-D Class A"), Class B Fixed Rate Asset Backed Certificates, Series 1999-D ("Series 99-D Class B"), Class A Fixed Rate Asset Backed Certificates, Series 2000-C ("Series 00-C Class A"), Class B Floating Rate Asset Backed Certificates, Series 2000-C ("Series 00-C Class B"), Class A Floating Rate Asset Backed Certificates, Series 2000-D ("Series 00-D Class A"), Class B Floating Rate Asset Backed Certificates, Series 2000-D ("Series 00-D Class B"), Class A Floating Rate Asset Backed Certificates, Series 2001-A ("Series 01-A Class A"), Class A Fixed Rate Asset Backed Certificates, Series 2001-B ("Series 01-B Class A"), Class B Fixed Rate Asset Backed Certificates, Series 2001-B ("Series 01-B Class B"), Class A Fixed Rate Asset Backed Certificates, Series 2001-C ("Series 01-C Class A"), Class B Fixed Rate Asset Backed Certificates, Series 2001-C ("Series 01-C Class B"), Class A Floating Rate Asset Backed Certificates, Series 2002-A ("Series 02-A Class A"), Class B Floating Rate Asset Backed Certificates, Series 2002-A ("Series 02-A Class B"), Class A Floating Rate Asset Backed Certificates, Series 2002-B ("Series 02-B Class A"), Class B Floating Rate Asset Backed Certificates, Series 2002-B ("Series 02-B Class B"), Class A Fixed Rate Asset Backed Certificates, Series 2002-C ("Series 02-C Class A"), Class B Floating Rate Asset Backed Certificates, Series 2002-C ("Series 02-C Class B"), Class A Fixed Rate Asset Backed Certificates, Series 2003-A ("Series 03-A Class A"), Class B Floating Rate Asset Backed Certificates, Series 2003-A ("Series 03-A Class B").

Certain terms used but not defined in this Form 10-K Annual Report have the meanings defined in the Pooling and Servicing Agreement; filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (No. 333-73728-01), and filed as Exhibit 4.2 to the Form 8-K filed on May 21, 2002 by Fleet Credit Card Funding Trust.

 PART I

Item 1. Business.

Not applicable.

Item 2. Properties.

Information concerning the Trust is set forth in the Current Reports on Form 8-K dated February 17, 2004 through January 18, 2005, as filed by the Registrant.

As of December 31, 2004, approximately 1.18% of the accounts and 4.34% of the Principal Receivables in the Trust were 30 days or more delinquent. Of such amount, Accounts designated to the Trust having a principal balance of $109,670,841, or approximately 1.16% of all Principal Receivables were delinquent 30-59 days; Accounts designated to the Trust having a principal balance of $92,915,658, or approximately 0.98% of all Principal Receivables were delinquent 60-89 days; and Accounts designated to the Trust having a principal balance of $207,597,091, or approximately 2.20% of all Principal Receivables were delinquent 90 days or more.

The aggregate Investor Default Amount for the year ended December 31, 2004 was $708,120,188. There were no Investor Charge-offs for the year ended December 31, 2004.

Set forth below is certain information with respect to the outstanding series of Certificates. Supplemental Trust Information is presented in Exhibit 99.1 to this Annual Report.

Series/Class	Monthly Period Ended	Receivables Charged Off as Uncollectible with Respect to the Participation Interests of Certificateholders	Charge-offs as a % of Receivables Outstanding on an Annualized Basis

Series 99-C Class A	December 31, 2004	$0.00	0.00%
	November 30, 2004	$0.00	0.00%
	October 31, 2004	$1,839,295.23	8.73%

Series 99-C Class B	December 31, 2004	$0.00	0.00%
	November 30, 2004	$0.00	0.00%
	October 31, 2004	$147,366.10	8.73%

Series 99-D Class A	December 31, 2004	$0.00	0.00%
	November 30, 2004	$0.00	0.00%
	October 31, 2004	$3,558,613.49	8.73%

Series 99-D Class B	December 31, 2004	$0.00	0.00%
	November 30, 2004	$0.00	0.00%
	October 31, 2004	$327,472.43	8.73%

Series 00-C Class A	December 31, 2004	$4,141,593.03	9.38%
	November 30, 2004	$3,807,963.79	8.63%
	October 31, 2004	$3,855,105.91	8.73%

Series 00-C Class B	December 31, 2004	$381,153.62	9.38%
	November 30, 2004	$350,403.30	8.63%
	October 31, 2004	$354,791.15	8.73%

Series 00-D Class A	December 31, 2004	$5,734,602.91	9.38%
	November 30, 2004	$5,272,554.86	8.63%
	October 31, 2004	$5,337,849.79	8.73%

Series 00-D Class B	December 31, 2004	$527,684.05	9.38%
	November 30, 2004	$485,220.58	8.63%
	October 31, 2004	$491,243.82	8.73%

Series 01-A Class A	December 31, 2004	$6,127,385.94	9.38%
	November 30, 2004	$5,633,713.73	8.63%
	October 31, 2004	$5,703,554.32	8.73%

Series 01-B Class A	December 31, 2004	$5,347,561.95	9.38%
	November 30, 2004	$4,916,672.27	8.63%
	October 31, 2004	$4,977,637.13	8.73%

Series 01-B Class B	December 31, 2004	$375,266.22	9.38%
	November 30, 2004	$345,059.31	8.63%
	October 31, 2004	$349,299.24	8.73%

Series 02-A Class A	December 31, 2004	$5,159,965.17	9.38%
	November 30, 2004	$4,744,176.43	8.63%
	October 31, 2004	$4,803,022.78	8.73%

Series 02-A Class B	December 31, 2004	$437,701.59	9.38%
	November 30, 2004	$402,557.92	8.63%
	October 31, 2004	$407,527.50	8.73%

Series 02-B Class A	December 31, 2004	$4,837,467.32	9.38%
	November 30, 2004	$4,447,686.53	8.63%
	October 31, 2004	$4,502,798.63	8.73%

Series 02-B Class B	December 31, 2004	$410,445.20	9.38%
	November 30, 2004	$377,393.83	8.63%
	October 31, 2004	$382,039.43	8.73%

Series 02-C Class A	December 31, 2004	$4,984,070.47	9.38%
	November 30, 2004	$4,582,436.22	8.63%
	October 31, 2004	$4,639,251.34	8.73%

Series 02-C Class B	December 31, 2004	$351,789.35	9.38%
	November 30, 2004	$323,480.40	8.63%
	October 31, 2004	$327,472.43	8.73%

Series 03-A Class A	December 31, 2004	$4,984,070.47	9.38%
	November 30, 2004	$4,582,436.22	8.63%
	October 31, 2004	$4,639,251.34	8.73%

Series 03-A Class B	December 31, 2004	$351,789.35	9.38%
	November 30, 2004	$323,480.40	8.63%
	October 31, 2004	$327,472.43	8.73%

 Item 3. Legal Proceedings.

There are no material pending legal proceedings with respect to the Trust, involving either the Trust, the Trustee, Fleet Credit Card Funding Trust or Bank of America, National Association (USA) as successor to Fleet Bank (RI), National Association, other than ordinary or routine litigation incidental to the Trustee's, Fleet Credit Card Funding Trust's or Bank of America, National Association (USA)'s duties under the Pooling and Servicing Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

(a) There is no established public trading market for the Certificates.

(b) At December 31, 2004 there were twenty-six (26) holders of record of the Series 00-C Class A Certificates, three (3) holders of record of the Series 00-C Class B Certificates, twenty-nine (29) holders of record of the Series 00-D Class A Certificates, three (3) holders of record of the Series 00-D Class B Certificates, thirteen (13) holders of record of the Series 01-A Class A Certificates, forty-one (41) holders of record of the Series 01-B Class A Certificates, six (6) holders of record of the Series 01-B Class B Certificates, nineteen (19) holders of record of the Series 02-A Class A Certificates, five (5) holders of record of the Series 02-A Class B Certificates, twenty-two (22) holders of record of the Series 02-B Class A Certificates, four (4) holders of record of the Series 02-B Class B Certificates, fifty-five (55) holders of record of the Series 02-C Class A Certificates, three (3) holders of record of the Series 02-C Class B Certificates, thirty-nine (39) holders of record of the Series 03-A Class A Certificates and four (4) holders of record of the Series 03-A Class B Certificates.

(c) Not applicable.

 Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each Class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the Depository Trust Company system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is Cede & Co., c/o the Depository Trust Company, 55 Water Street, New York, New York 10041. At December 31, 2004, the following direct Depository Trust Company participants positions held in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on the date. The information on positions held by the Depository Trust Company participants has been provided by the Depository Trust Company.

 (a)(ix) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 00-C Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	24.69%	$130,771
Investors Bank & Trust Company Corporate Actions Unit/Top 57 200 Clarendon St 9th Fl Boston, MA 02116	21.32%	$112,941
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	13.85%	$73,377
The Bank of New York One Wall Street New York, NY 10286	12.24%	$64,831
Mellon Trust of New England, NA 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	5.02%	$26,582

(a)(x) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 00-C Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	57.44%	$28,000
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	22.05%	$10,750
Pershing, LLC/International Services Division One Pershing Plaza Jersey City, NJ 07399	20.51%	$10,000

(a)(xi) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 00-D Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	41.58%	$304,968
UBS AG 677 Washington Boulevard Stamford, CT 06901	18.44%	$135,250
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	13.49%	$98,980
The Bank of New York One Wall Street New York, NY 10286	12.36%	$90,643

(a)(xii) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 00-D Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	74.81%	$50,500
The Bank of New York One Wall Street New York, NY 10286	14.81%	$10,000
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	10.37%	$7,000

(a)(xiii) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 01-A Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	46.80%	$366,799
The Bank of New York One Wall Street New York, NY 10286	18.87%	$147,915
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	14.64%	$114,710
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	10.33%	$80,951

(a)(xiv) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 01-B Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	35.31%	$241,519
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	14.10%	$96,433
Harris Trust and Savings Bank 111 W. Monroe Street Chicago, IL 60603	11.84%	$80,975
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	11.30%	$77,261

(a)(xv) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 01-B Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	39.58%	$19,000
The Bank of New York One Wall Street New York, NY 10286	20.83%	$10,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	20.83%	$10,000
Wachovia Bank NA- Philadelphia Main 530 Walnut Street 1st Floor Philadelphia, PA 19101	13.54%	$6,500
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	5.13%	$2,460

(a)(xviii) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 02-A Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	33.75%	$222,764
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	26.52%	$175,045
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 21 Dallas, TX 75254	22.83%	$150,657
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	5.64%	$37,230

(a)(xix) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 02-A Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	58.93%	$33,000
Citigroup Global Markets/Saloman Brothers 333 W 34th Street, 3rd Floor New York, NY 10001	13.21%	$7,400
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	10.00%	$5,600
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	8.93%	$5,000
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	8.93%	$5,000

(a)(xx) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 02-B Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	23.29%	$144,085
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	22.96%	$142,080
The Bank of New York One Wall Street New York, NY 10286	18.66%	$115,430
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	8.24%	$51,000
JPMorgan Correspondent Clearing 14201 Dallas Parkway Fl 12 Dallas, TX 75254	8.08%	$50,000
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	7.96%	$49,250

(a)(xxi) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 02-B Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	37.95%	$19,925
Sumitomo Trust and Banking Co. (USA) 527 Madison Avenue New York, NY 10022	33.33%	$17,500
The Bank of New York One Wall Street New York, NY 10286	28.57%	$15,000

(a)(xxii) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 02-C Class A Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	27.54%	$175,545
Investors Bank & Trust Company Corporate Actions Unit/Top57 200 Clarendon St 9th Fl Boston, MA 02116	12.19%	$77,689
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	10.61%	$67,631
SSB Bank Portfolio 1776 Heritage Drive North Quincy, MA 02171	7.58%	$48,350
Citibank, NA 3800 Citibank Center B3-15 Tampa, FL 33610	7.47%	$47,650
The Bank of New York One Wall Street New York, NY 10286	7.27%	$46,371
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	6.76%	$43,068
Mellon Trust of New England, NA 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	6.40%	$40,788

(a)(xxiii) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 02-C Class B Certificates is indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
Bank of Tokyo-Mitsubishi Trust Company Trust Operations Department Plaza 3 5th Floor Harborside Financial Center Jersey City, NJ 07311-1904	44.44%	$20,000
Sumitomo Trust and Banking Co. (USA) 527 Madison Avenue New York, NY 10022	33.33%	$15,000
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	22.22%	$10,000

(a)(xxiv) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 03-A Class A Certificates indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
The Bank of New York One Wall Street New York, NY 10286	20.85%	$132,943
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	18.34%	$116,895
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	17.56%	$111,935
Mellon Trust of New England, NA 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	10.34%	$65,932
Harris Trust and Savings Bank 111 W. Monroe Street Chicago, IL 60603	5.96%	$38,000

(a)(xxv) Each holder of record at December 31, 2004 of more than five percent (5%) of the Series 03-A Class B Certificates indicated below:

Name and Address of Holder	Percent of Certificates Held	Dollar Amount of Certificates Held (000's)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	68.89%	$31,000
The Northern Trust Company 801 South Canal C-IN Chicago, IL 60607	14.44%	$6,500
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive North Quincy, MA 02171	11.11%	$5,000
Investors Bank & Trust Company Corporate Actions Unit/Top57 200 Clarendon St 9th Fl Boston, MA 02116	5.56%	$2,500

(b) Not applicable.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
(1)	None
(2)	None
(3)	Exhibit 3.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
	Exhibit 99.1	Supplementary Trust Data relating to performance of the Trust
	Exhibit 99.2	Annual Servicer's Certificate
	Exhibit 99.3	Reports of Independent Accountants
	Exhibit 99.4	Reports of Management on Internal Control over the Servicing of Securitized Credit Card Receivables and on Compliance with Specified Servicing Requirements

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the registrant with respect to Monthly Periods and events occurring during the year ended December 31, 2004:

Date	Items	Description
01/15/04	2	Monthly Reports for December 2003
02/17/04	2	Monthly Reports for January 2004
03/15/04	2	Monthly Reports for February 2004
04/15/04	2	Monthly Reports for March 2004
05/17/04	2	Monthly Reports for April 2004
06/15/04	2	Monthly Reports for May 2004
07/15/04	2	Monthly Reports for June 2004
08/16/04	2	Monthly Reports for July 2004
09/15/04	9.01	Monthly Reports for August 2004
10/15/04	9.01	Monthly Reports for September 2004
11/15/04	9.01	Monthly Reports for October 2004
12/15/04	9.01	Monthly Reports for November 2004

(c) Exhibits

Exhibit No.	Description of Exhibit
3.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
99.1	Supplementary Trust Data
99.2	Annual Servicer's Certificate
99.3	Reports of Independent Accountants
99.4	Reports of Management on Internal Control over the Servicing of Securitized Credit Card Receivables and on Compliance with Specified Servicing Requirements

(d) Not applicable. No annual report or proxy material has been sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fleet Credit Card Funding Trust
On behalf of Fleet Credit Card Master Trust II
Dated: March 18, 2005
By: /s/ ELIZABETH BUIE
Elizabeth Buie
Senior Vice President

  INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
99.1	Supplementary Trust Data
99.2	Annual Servicer's Certificate
99.3	Reports of Independent Accountants
99.4	Reports of Management on Internal Control over the Servicing of Securitized Credit Card Receivables and on Compliance with Specified Servicing Requirements